Form 10KSB
period 1996-12-31
GLOBAL DIAMOND RESOURCES INC
filed 1997-04-14
CIK 1003076

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission file number 0-21635

                         GLOBAL DIAMOND RESOURCES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

        Nevada                                          33-0213535
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


    836 Prospect Street, Suite 2B
        La Jolla, California                                 92037
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)



         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE  (619) 459-1928
                                                         --------------

SECURITIES TO BE REGISTERED UNDER SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH
         TO BE SO REGISTERED                 EACH CLASS IS TO BE REGISTERED


         None                                             N/A

--------------------------------------------------------------------------------

SECURITIES TO BE REGISTERED UNDER SECTION 12(g) OF THE ACT:

                         Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X      No
              -----       -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

The market value of the voting stock held by non-affiliates of the registrant as of April 11, 1997, was approximately $3,037,750.

The number of shares of the Common Stock outstanding as of April 11, 1997 was 5,811,728.

                  DOCUMENTS INCORPORATED BY REFERENCE:   NONE.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.


Business Development
--------------------

     Global Diamond Resources, Inc., a Nevada corporation ("Company"), was formed under the laws of the State of Nevada on January 7, 1987 under the name Lohengrin, Inc. for the purpose of conducting an unspecified offering of its securities and then applying the net proceeds towards the acquisition of one or more businesses. In March and April 1987, the Company conducted a public offering of 34,667 shares of its Common Stock pursuant to an offering statement on Form 1-A filed with the Securities and Exchange Commission. In that public offering, the Company sold 24,267 shares at an offering price of $2.88 per share. From April 1987 to March 1988, the Company's operations consisted solely of the investigation of acquisition candidates.

     In March 1988, the Company entered into an Agreement of Merger and Plan of Reorganization ("Western Capital Agreement") pursuant to which it acquired all of the outstanding common shares of capital stock of Western Capital Leasing Corporation, a California corporation engaged in the business of equipment financing. At that time, the Company changed its corporate name to Western Capital Financial Corporation. Pursuant to the Western Capital Agreement, the Company issued to the stockholders of Western Capital Leasing Corporation 91,313 shares of the Common Stock of the Company. Between March 1988 and March 1992, the Company acted as a holding corporation for its wholly-owned subsidiary, Western Capital Leasing Corporation. However, as a result of declining interest rates and an economic recession, Western Capital Leasing Corporation's business became less profitable to the point that in 1992 Western Capital Leasing Corporation discontinued active business operations. Between March 1992 and July 1995, the Company and Western Capital Leasing Corporation were both inactive.

     In July 1995, the Company acquired all of the outstanding shares of common stock of Global Diamond Resources Inc. ("Global Diamond-BC"), a British Columbia corporation. At the time, Global Diamond-BC served as a holding company for its South African operations. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated July 17, 1995, the Company acquired from the shareholders of Global Diamond-BC all of the issued and outstanding capital shares of that corporation in exchange for the Company's issuance of 4,415,000 shares of Common Stock of the Company (representing 95% of the issued and outstanding shares of the Common Stock after giving effect to the reorganization) and a warrant to purchase 550,000 shares of Common Stock, at Canadian $.75 per share, expiring on December 31, 1997. The terms of the reorganization were the result of arm's-length negotiations between management of the Company and management of Global Diamond-BC. Prior to the consummation of the reorganization, the Company divested itself of its interest in Western Capital Leasing Corporation by selling all of the issued and outstanding shares of the common stock of Western Capital Leasing Corporation to its founder, Weston J. Coolidge, for $1.00. At the time of the divestiture, Western Capital Leasing Corporation was a dormant corporation without assets or operations of any kind. Subsequent to the reorganization, the Company changed its corporate name to Global Diamond Resources, Inc.

     In September 1995, the Company sold in a private offering 100,000 shares of Common Stock at $2.50 per share. The purchaser was unaffiliated with the Company and the proceeds of the offering were applied towards working capital. During the period August through December of 1996, the Company completed a private placement of 400,000 shares of its Common Stock at $2.50 per share pursuant to Rule 504 under the Securities Act of 1933. In that offering, the Company sold 400,000 shares of Common Stock for the gross proceeds of $1,000,000. The net proceeds of $948,561 from the sale of the shares were applied towards the bulk sampling at the Caerwinning Deposit and working capital. See "Business of the Issuer - The Caerwinning Deposit."

     In March 1997, the Company entered into separate agreements with three parties ("Agreements") pursuant to which those parties agreed to purchase, at prices ranging from $1.60 to $2.20 per share, 802,931 shares of Common Stock for a total of $1,500,000. The offering was conducted pursuant to Regulation S under the Securities Act of 1933. The transactions under the Agreements are expected to close at various dates through April 29, 1997. Through April 11, 1997, subscriptions totaling $548,020 have been received by the Company in connection with these Agreements. The consideration received consists of $235,520 in cash and 100,000 shares of a publicly traded company with a market value as of April 11, 1997 of $312,500. Subject to the Company's receipt of the entire $1,500,000 of proceeds under the Agreements, the Company has agreed to issue to a finder unaffiliated with the Company 60,000 shares of Common Stock and a common stock purchase warrant entitling the holder to purchase 1,500,000 shares of Common Stock at an exercise price of $.50 per share for three year period ending March 31, 2000.

     In March 1997, the Company entered into discussion with Kensington Resource, Ltd. ("Kensington") concerning a strategic alliance between the two companies. Kensington is a diamond exploration and mining company with mining properties in Canada and the Peoples Republic of China. While the discussions between the companies are at a preliminary stage, it is contemplated that Kensington will assist the Company in obtaining additional capital to finance its South African mining operations and, in return, the Company will provide Kensington with management, technical and administrative assistance on a contract basis. Pending the negotiation and execution of formal agreements between the companies, Mr. Donald Nicholson has been appointed to the Company's Board of Directors to serve in that capacity as Kensington's nominee and Kensington has nominated the Company's Chief Executive Officer, Mr. Johann de Villiers, to serve as a member of Kensington's Board of Directors. In addition, Kensington has nominated John Tyson, a member of the Company's Board of Directors, to serve as a member of the Board of Directors of Kensington, and has nominated the Company's Chief Financial Officer, Mr. Mervyn McCulloch, to serve as the Chief Financial Officer of Kensington. There can be no assurance that the parties will be able to conclude a definitive agreement.

     Unless the context otherwise requires, all references to the Company include its wholly-owned subsidiaries, Global Diamond Resources Inc., a British Columbia corporation, and Global Diamond Resources (SA) (Pty) Limited, a South African corporation. The Company's executive offices are located at 836 Prospect Street, Suite 2B, La Jolla, California 92037; Telephone (619) 459-1928.

Business of the Issuer
----------------------

     GENERAL

     The Company was recently organized to engage in diamond exploration and mining and has exercised an option to acquire one mining property, acquired an option to purchase a second mining property and has acquired a 50% partnership interest in a third property, all of which are located in the Republic of South Africa. The Company's current mine projects include:

     The Caerwinning Deposit. The property is an alluvial deposit downstream of the confluence of the Vaal and Harts Rivers in the Griqualand West area of the Northern Cape Province. The property is estimated to include 38.3 million tonnes of in situ diamondiferous gravel. During the period February 1989 to October 1994, 3,685 carats of high quality large gemstones with an average value of $488 per carat were recovered from this property. The Company has exercised an option to acquire the Caerwinning Deposit in June 1996 and completed a bulk sample in September 1996 in which it recovered 60 diamonds with a combined weight of 111.05 carats and a value of $642 per carat. The Company intends to commence full scale mining operations at the Caerwinning Deposit in the second quarter of 1997 subject to the receipt of additional capital. See "Part II, Item
6. Management's Discussion and Analysis or Plan of Operations."

     The Montrose Kimberlite Pipe. The property is located 30 kilometers east of Pretoria in the Gauteng Province, and is part of the Pretoria Group geological formation which includes the Premier Diamond Mine. Geological testing and drilling evidences a diamondiferous kimberlite pipe with a surface dimension of 4.25 hectares and a depth of 400 meters, which indicates a geological resource in excess of 9 million tonnes. The Company has acquired an option to purchase the Montrose Pipe which expires on October 10, 1997 and intends to commence bulk sampling at the site in the second quarter of 1997 subject to the receipt of additional capital. See "Part II, Item 6. Management's Discussion and Analysis or Plan of Operations."

     The Grasdrif Deposit. The property is an alluvial deposit on the inner bank of the Orange River in the Northern Cape Province. Based on previous exploration, the deposit is estimated to contain 54 million tonnes of in situ diamondiferous gravel. Between 1973 and 1984, a previous producer recovered in excess of 700,000 carats of high quality large gemstones from some 19 million tonnes of gravel from properties in the area. The Company owns the rights to this property in partnership with the local surface right holders. The Company intends to complete site establishment, including the development of roads, power, housing and water, and commence mining operation at the Grasdrif Deposit in the second quarter of 1997 subject to the receipt of additional capital. See "Part II, Item 6. Management's Discussion and Analysis or Plan of Operations."

     The Company believes that historical mining data and the results of past prospecting at its three mining properties to date suggest significant reserves exist throughout the mine properties. However, as of the date of this report, the Company has not conducted sufficient drilling or bulk sampling at any of the three mines for the purpose of establishing proven reserves. Any estimate of reserves is necessarily imprecise and would depend on statistical inferences drawn from limited drilling or bulk sampling, which can prove unreliable. Consequently, the Company is unable to estimate with any degree of assurance the amount of reserves at any of its mine properties.

     The Company intends to conduct exploration and acquisitions of additional diamond pipes and alluvial deposits and is continuously evaluating potential property acquisitions.

     Certain mining and geological terms used below are defined in the section "Glossary," below. The Company has entered into certain financial commitments payable in Rand, the unit of currency of the Republic of South Africa. All Rand based amounts are designated by the symbol R. As of April 7, 1997, the Rand-Dollar exchange rate was 4.4285 Rand to 1 U.S. Dollar.

     DIAMOND MINING - GENERALLY

     Diamonds are chemically inert crystals formed by the subjection of carbon to extraordinary heat and pressure. Diamonds are believed to have been formed more than 90 million years ago at a depth of 400 km below the surface of the earth and then transported to the earth's surface by the movement of molten rock. The solidified rock is known as kimberlite pipes or fissures, and it is from these kimberlite pipes or fissures that diamonds are generally mined. Some of the pipes and fissures have eroded over time, and the diamonds once contained in such formations have been transported and deposited in ancient or existing river beds, seas and beaches. The Company's present projects include the mining of kimberlite pipes and alluvial deposits.

     Diamond exploration typically begins with surface sampling and magnetic surveys for purposes of locating kimberlite or geographical anomalies which may indicate the presence of kimberlite. In the event a pipe is located, follow-up prospecting, trenching or drilling is conducted to determine if it is diamondiferous. If the pipe is determined to be diamondiferous, bulk sampling is conducted to evaluate the grade of the prospect and, thereby, establish proven or probable reserves. The exploration and evaluation of an alluvial diamond deposit is typically more complex and less conclusive because of scarce and irregular distribution of diamonds.

     Kimberlite pipes are mined through a combination of open pit excavation and underground mining. The mining of a kimberlite pipe typically commences with an open pit mine to a shallow depth, generally 30 meters. Initially, a mining zone is designed and then dozers are used to remove the topsoil which is set aside for reclamation. Dozers are then employed to excavate an open pit. As the mining operations expand, the open pit is enlarged by digging benches into the pit wall. Since kimberlite pipes are relatively narrow bodies, it becomes impractical at a certain depth, approximately 30 to 50 meters, to continue mining operations through open pit excavation. At this point, shafts are sunk away from and parallel to the ore body, and from these shafts adits to the ore body are developed at various levels. The kimberlite ore is hoisted to the surface and hauled to a recovery plant by front-end loaders and trucks.

     MINING OPERATIONS

     The Company intends to construct at each mining prospect a state-of-the-art recovery plant for purposes of processing ore. Each recovery plant will consist of a wash plant and associated screens, tables and separators that will employ water, agitation, gravity and centrifugal force to separate the heavier diamondiferous material from the lighter gravel. In the case of ore from a kimberlite pipe, the ore will be delivered to the plant in large chunks and those chunks will initially be subjected to a primary crusher that will mill the ore into smaller blocks five inches thick. In the case of ore from an alluvial deposit, the ore is initially passed over a grizzly that catches and rejects all rocks six inches or greater in size. From this point, the recovery process is virtually the same in the case of pipe or alluvial ore. The ore passes on a covered conveyor belt through a Sortex machine. The Sortex machine beams an X-Ray over the ore, which will cause any freed diamonds to fluoresce. When a light detector identifies the fluorescent diamonds, the Sortex machine sends a blast of air to knock the diamond off the conveyor belt and into a secured recovery chamber.

     The ore is then sent to a crusher that will mill the ore to a size of one and one-half inches in diameter. At this point water will be introduced, turning the ore into a slurry. The slurry passes through a dense medium separation process through which gravity and centrifugal force are used to separate the heavier diamondiferous ore from the lighter gravel. The diamondiferous ore is sent through a second Sortex machine and the lighter gravels are sent to a tailing pile. From the second Sortex machine, the slurry is run over a grease table. Because water does not adhere to or "wet" diamonds, any freed diamonds will stick to the grease table whereas the remainder of the slurry will slide over the grease. The ore from the grease table is sent through a ball mill and the ore is reduced to pulp. The ore from the ball mill is sifted through small mesh screens to recover any remaining diamonds, and the residue is sent to the tailing pile.

     The Company intends to sell its diamonds directly to private diamond dealers and manufacturers. There are no formal rules by which the price of diamonds are determined. Sale prices are usually set by the diamond's weight, color and clarity, and the evaluation process is generally subjective. The Company expects that its sale of diamonds will be transacted in U.S. dollars on a cash basis. The Company has engaged Weir International Limited ("Weir") to market the Company's diamond production. In exchange for Weir's services, the Company shall pay Weir five percent (5%) of the gross amount of all diamond sales. Weir is a stockholder of the Company and certain members of management, including the Company's Chief Executive Officer, have a beneficial interest in Weir. See "Part III, Item 12. Certain Relationships and Related Transactions."

     THE CAERWINNING DEPOSIT

     Property Rights. The Company has acquired the exclusive rights to conduct mining operations at the Caerwinning Deposit, a 2,333 hectare alluvial deposit located in the Northern Cape Province. The Caerwinning Deposit lies on "alienated State land" pursuant to the Precious Stones Act of 1964 and, therefore, the Republic of South Africa owns all rights to the precious stones on the property. In 1978, Lama Minerals CC acquired from the Minister of Mines the necessary approvals to mine the surface and subsurface of the deposit. In June 1996, the Company exercised its option to acquire the mineral lease to the alluvial deposit from Lama Minerals CC for R1.14 million. The Company's acquisition of the mineral lease is subject to government approval which is expected by mid-1997. The Company believes that as a condition to the governmental approval it will be required to pay the government between 2.5% to 5% of the gross selling price of the monthly production from the deposit.

     Pursuant to the mineral lease, the Company has the perpetual right to mine the Caerwinning Deposit, subject to Lama Minerals CC's right to terminate the mineral lease based on the Company's default thereunder. The Company's principal obligations to Lama Minerals CC under the lease are to comply with all South African mining regulations, restore disturbed land to the satisfaction of Lama Minerals CC and to compensate Lama Minerals CC for lost farming profits to the extent any mining operations disturb cultivated land.

     Geography. The Caerwinning Deposit is situated in the Griqualand area of the Northern Cape province, approximately 70 kilometers west of Kimberley. It borders to the east along the Vaal River, approximately 20 kilometers downstream of the confluence of the Vaal and Hart Rivers. Ingress to and egress from the Caerwinning property is available by way of public paved and gravel roads. The property is serviced by the state electric utility.

     Geology. The gravels of the Caerwinning Deposit are underlain by quartzite and shale of the Schmidtsdrift formation of the Transvaal Sequence, as well as carboniferous shale and tillite of the Dwyka Formation of the Karoo Sequence. Rock types of both sequences found on the deposit are horizontally or near horizontally bedded, and are not conducive to pothole formation. Outcrops of rocks of the Transvaal Sequence occur along the western and southern boundaries of the deposit. Rock types belonging to the Dwyka formation do not outcrop and were only found in boreholes and excavations.

     The gravels occur in three distinct terraces of which the oldest is the furthest removed from the present river bed. Secondary calcification is rather extensive in the oldest terraces but negligible in the later and recent deposits. The gravels mainly consist of cobble and pebble sized casts in a sandy matrix. Boulder sized particles are extremely rare except where local tributaries have introduced large more or less angular boulders into the mainstream deposits.

     Reserves. Based on past exploration drilling and bulk sampling and recent mining activities, the Company believes that the Caerwinning Deposit has 38.3 million tonnes of in situ diamondiferous gravel.

     Historical Production. The Caerwinning Deposit has been mined sporadically since 1969. Over the years, various producers have recovered 4,539 carats. Over the last six years, the most recent contractor, Mr. Pieter van Wyk, recovered 3,685 carats from 344,400 tonnes of ore, for an average grade of 1.07 carats per 100 tonnes. A review of available production records indicates that 90 to 95% of the diamonds recovered were of gem quality, and that the overall price during the last six years of production was $488 per carat. Mr. van Wyk has served as Chief Consulting Geologist for the Company since July 1994. In September 1996, the Company conducted a bulk sampling of the property in which it recovered 60 diamonds with a combined weight of 111.05 carats and a value of $642 per carat.

     Mining Plan. The Company intends to commence production at the Caerwinning Deposit in the second quarter of 1997 subject to the receipt of additional capital. See "Part II, Item 6. Management's Discussion and Analysis or Plan of Operations." The Company intends to conduct directly all mining and recovery activities at the Caerwinning Deposit. However, in the event the Company encounters calcified deposits that require blasting, it intends to engage contractors for this purpose.

     THE MONTROSE KIMBERLITE PIPE

     Property Rights. The Company has acquired exclusive prospecting rights and an option to purchase a farm in the Gauteng Province, which includes a mining prospect known as the Montrose No. 3 (referred to herein as the "Montrose Pipe"). Pursuant to a Notarial Prospecting Contract between Maria Anna Gobey and Global Diamond Resources (SA) (Pty) Limited, the Company has acquired the exclusive rights to prospect on the property until October 11, 1997 in consideration of the Company's payment of R54,000 and 10% of the value of all minerals recovered by the Company during the prospecting period. The Company also has the exclusive option until October 10, 1997 to purchase the farm for R2.5 million ($564,525 as of April 7, 1997).

     Geography. The Montrose Pipe lies 500 meters north of Rayton and 30 km east of Pretoria in the Gauteng Province. The area forms part of the temperate eastern plateau and has an average elevation of 1,500 meters, with warm summers and cool winters. Annual rainfall during the summer months averages 785 millimeters and year-round mining is undertaken in the vicinity.

     The region is accessible by the N4 Freeway and the Transnet Railway. Ingress to and egress from the Montrose property is available by way of public paved and gravel roads. The property is serviced by the state electric utility and water for mining purposes is available by pipeline from the Bronkhorstspruit Dam, 20 kilometers to the east.

     Geology. The area of the Montrose Pipe is part of the Rayton Formation, Pretoria Group. The area is underlain by a north-east succession of quartzite, shale and subgraywacke of Precambrian time, and overlain by sandstone and sandstone-shale The Pretoria Group has been intruded by a number of kimberlite pipes and to a lesser extent by kimberlite fissures, the latter striking mainly east-west. A total of ten kimberlite bodies are known to exist around Rayton, six of which, the Montrose No.1, Montrose No.2, Montrose No. 3, Schuller-Kaalfontein, National and Annex, have been prospected and exploited to a limited extent.

     In November 1994, Geo Hydro Technologies ("Geo Hydro"), an independent geological engineering firm located in Pretoria, was commissioned by the Company to conduct a geophysical survey of the Montrose Pipe for purposes of detecting and delineating the kimberlite pipe. Geo Hydro's written report stated that it was able to map the position of the kimberlite through electromagnetic profiling. Geo Hydro estimated that the kimberlite had a surface dimension of
4.25 hectares based on electromagnetic profiling; however, the magnetic profiling suggested the presence of a fissure on the southeastern boundary of the kimberlite, which, if present, would reduce the surface area of the pipe to a minimum size of 1.25 hectares with the remaining area comprising fissure material.

     Reserves. Drilling to date together with surface sampling and geological mapping indicate a kimberlite resource with a surface area of 4.25 hectares and a depth of at least 50 meters. For purpose of estimating the total ore body, the Company has assumed the pipe has a depth of at least 400 meters based on the results of the drilling program interpreted by Steffen, Robertson & Kirsten. Based on a depth of 400 meters and a surface area of 4.25 hectares, the Company estimates that the pipe contains in excess of 9 million tonnes of ore.

     Historical Production. In the early part of this century a prospecting shaft was sunk alongside the Montrose Pipe to a depth of 30 meters and two exploratory adits excavated, one at nine meters and the other at 30 meters. While production records are incomplete, it is known that surface and shallow underground mining of the Montrose Pipe produced 6,952 carats between 1910 and 1925. During this period average recovery grades varied from 3.19 carats per 100 tonnes from surface material to 15.08 carats per 100 tonnes from underground ore. In 1989, an unaffiliated mining company acquired prospecting rights to the Montrose Pipe and between April and July 1990 the company recovered 24.52 carats from 367 tonnes of surface ore, which were sold for $123 per carat.

     Mining Plan. The Company intends to commence a bulk sampling program at the Montrose Pipe in the second quarter of 1997 subject to the receipt of additional capital. See "Part II, Item 6. Management's Discussion and Analysis or Plan of Operations." Following successful results from the proposed bulk sampling program, the Company will conduct open pit mining to a depth of 30 meters. While final pit design will depend on exploration results, the Company presently plans to excavate 10 meter benches at a pit slope angle of 55 degrees. Based on a surface area of 4.25 hectares, the Company estimates that open pit mining will result in the recovery of 1.06 million tonnes of ore and an estimated life of the open pit of 1.77 years. Based on the high estimated capital cost of open pit mining at the Montrose Pipe, the Company intends to engage mine operators on a contract basis in order to take advantage of the economies offered by a larger mine operator.

     The Company will commence underground mining activity upon the completion of open-pit mining. During the initial phase of underground mining, the existing shaft will be refurbished and enlarged to a depth of 100 meters. A second shaft for ventilation purposes will be developed to a depth of 100 meters. Next, the Company intends to excavate adits at the 33 meter level in order to carry out bulk sampling. The Company presently estimates that R13 million ($2,935,531 as of April 7, 1997) in capital expenditures and two years of development will be required in order to commence underground mining operations.

     THE GRASDRIF DEPOSIT

     Property Rights. The Company has entered into a joint venture for purposes of mining the Grasdrif Deposit, an alluvial diamond deposit located on the inner bank of the Orange River in the Northern Cape Province. The deposit is currently held by an unaffiliated South African corporation named Nabas Holdings (Pty) Limited ("Nabas Holdings"). Nabas Holdings has acquired exclusive rights to prospect the deposit from appropriate governmental agencies.

     Pursuant to a Shareholder Agreement, dated March 24, 1995, between Global Diamond Resources (SA) (Pty) Limited and the promoters of Nabas Holdings, the parties intend to form a South African corporation, Nabas Diamonds (Pty) Limited ("Nabas Diamonds"), to be owned 50/50 by the parties. The Company will contribute R3 million to Nabas Diamonds and Nabas Holdings will assign the mining rights to the Grasdrif Deposit. Thereafter, each party will contribute additional capital to Nabas Diamonds in equal amounts as required by the Company. In the event either party fails to make a required capital contribution, the other party may make the contribution in return for an increased proportional interest in its percentage ownership of Nabas Diamonds. The Company and Nabas Holdings will appoint three directors and two directors, respectively, to the board of Nabas Diamonds. The parties have granted each other the right of first refusal to purchase each other's interest in Nabas Diamonds.

     Allocations and distributions of the income of Nabas Diamonds will be made to Nabas Holdings and the Company based on their percentage ownership of Nabas Diamonds. Initially, all allocations and distributions shall be 50/50, however, in the event one party fails to make a required capital contribution, the other party's percentage ownership in Nabas Diamonds shall increase proportionately.

     Geology. The Grasdrif Deposit is an alluvial gravel deposit situated on a bedrock of Dwyka Tillites. The gravels of the Grasdrif Deposit have been preserved in three distinct elevations, all of which seem to have been deposited on the inner bank of the paleo and present Orange River. The upper terrace (elevation 215 meters above sea level) seems to have been deposited as a point bar of a channel incising to the west, while all other terraces are associated with a gradual migration of channels towards its present situation in the east.

     Ingress to and egress from the Grasdrif Deposit is available by way of public paved and gravel roads. At the present time, power is supplied to the property by Company-owned generators. Prior to commencement of full scale mining, the Company intends to connect the Grasdrif Deposit to the state electric utility.

     Reserves.  Based on previous exploration and production activity by Namex
(Pty) Limited ("Namex"), a South African mining company, the Company estimates that the deposit contains approximately 54 million tonnes of in situ diamondiferous gravel. The management of Namex at the time of such production included several individuals who presently serve as senior management of the Company, including Johann de Villiers.

     Historical Production. The Grasdrif Deposit was prospected for the first time by Namex. Between 1973 and 1984, Namex produced 706,607 carats from 19,613,759 tonnes of ore, for an average grade of 3.6 carats per 100 tonnes from properties in the area.

     Mining Plan. The Company intends to complete site establishment, including the development of roads, power, housing and water, and commence mining operations at the Grasdrif Deposit in the third quarter of 1997, subject to the receipt of additional capital. See "Part II, Item 6. Management's Discussion and Analysis or Plan of Operations." The Company intends to conduct all mining and recovery activities directly. However, in the event the Company encounters calcified deposits that require blasting, it intends to engage contractors for this purpose. The Company estimates that Nabas Diamonds will incur up to R9.5 million ($2,145,196 as of April 7, 1997) in expenses in developing and mining the Grasdrif Deposit before it will commence the recovery of diamonds. While Nabas Holdings has the right to contribute fifty percent (50%) of the required capital in excess of the Company's initial R3 million capital contribution, the Company assumes that Nabas Holdings will be unable to meet additional capital contributions and the Company will be required to fund all costs until the commencement of diamond recovery.

     COMPETITION

     The diamond mining industry is intensely competitive. The principle areas of competition are the exploration and acquisition of mineral properties. A large number of companies are engaged in the exploration and development of diamond properties, many of which have substantially greater technical and financial resources than the Company. Competition among the members of the diamond mining industry also affect the marketing of the diamonds produced by the members, including the price of cut and uncut diamonds.

     REGULATION

     The Company's mining and milling operations in the Republic of South Africa and elsewhere are subject to various government regulations governing the protection of the environment, prospecting, production, labor standards and mine safety. Failure to comply with applicable laws and regulations may result in orders being issued that may cause operations to cease or be curtailed, require the installation of additional equipment and possibly the loss of mining rights. Existing and future legislation and regulations could also cause restrictions and delays in the development of the Company's properties and additional expense and capital expenditures. The Company believes it is in substantial compliance with all material laws and regulations applicable to it and its operations.

     The Company's mining operations are also subject to governmental regulations regarding environmental considerations, including regulations relating to air quality standards, pollution of stream and fresh water sources and reclamation. The Company may be required to prepare and present to governmental authorities data pertaining to the effect or impact that any proposed exploration or mining may have upon the environment. As well, the Company will be responsible for reclamation costs. Reclamation requirements may vary depending on the location and the nature of the mining operations, however, they are similar in that they aim to minimize long term effects of exploration and mining disturbance by requiring the operating company to control possible deleterious effluents and to re-establish to some degree predisturbance landforms and vegetation. The environmental regulations of the Republic of South Africa are not considered by the Company to be as stringent as the environmental laws adopted in the U.S., and the Company does not consider the existing environmental regulations in the Republic of South Africa to represent a material cost or burden on the Company's proposed mining operations. However, future legislation may significantly emphasize the protection of the environment and, as a consequence, more closely regulate the Company's mining operations. Any such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations, the extent of which cannot be predicted.

     Mining rights in the Republic of South Africa are governed by the Minerals Act No. 50 of 1991. Pursuant to the Minerals Act, the right to prospect or mine is dealt with in terms of the common law, which entitles the holder of the right to the minerals on his land to prospect and mine. This common law right is, however, made subject to the provisions of the Minerals Act, which state that no common law right to prospect or mine minerals may be exercised unless the prescribed statutory authorization has been obtained in the form of a permit to prospect or an authorization to mine. A prerequisite for the granting of the authorization is that the applicant must be the holder of the common law right to the minerals. Pursuant to assignments from the holders of the common law mineral rights, the Company has obtained government authorization to prospect the Grasdrif Deposit and the Montrose Kimberlite Pipe and government authorization to prospect and mine the Caerwinning Deposit. The Company expects to acquire the common law mineral rights and direct government authorization to prospect and mine the Caerwinning Deposit by mid-1997. The Company believes it will be granted the necessary authorization to mine the Grasdrif Deposit and the Montrose Kimberlite Pipe in a timely manner.

EMPLOYEES

     The Company employs 37 persons, including three management level employees in the U.S. and four managers and 30 laborers in the Republic of South Africa. None of the Company's employees are unionized or otherwise subject to a collective bargaining agreement and the Company believes that its relationship with its employees is excellent.

GLOSSARY

     Set forth below are definitions of certain mining and geological terms used in this report.

Adit                      A horizontal tunnel from a shaft to a kimberlite pipe
----                      through which the pipe is mined and the ore is
                          excavated.

Alluvial Deposit          A deposit of alluvium (deposits made by water) made by
----------------          a stream where it runs out onto a level plain or meets
                          a slower stream.

Bedrock                   The solid rock underlying mineral-bearing gravel,
-------                   sand, clay, etc. and upon which alluvial diamond
                          rests.

Bench Cuts                The excavation of a flat bench or dirt on a slope to
----------                stabilize the slope or to remove material of value in
                          open pit mining.

Bulk Sampling             Acquiring a large (often several thousand tons) sample
-------------             of rock obtained by mining, excavation, digging or
                          drilling large diameter holes. Bulk sampling is
                          necessary to determine the grade and value of diamonds
                          contained in a property.

Carat                     A small unit of weight for precious stones equal to
-----                     200 milligrams or 0.2 grams.

Diamondiferous            Containing diamonds.
--------------

Geophysical Surveys       Measuring and recording any geophysical properties
-------------------       over a specific area, e.g., gravity, magnetics,
                          electrical conductivity, acoustical velocities, etc.,
                          utilizing instruments on land, water or airborne.

Grade                     The number of carats (weight) in a physical unit of
-----                     ore, normally in carats per 100 tonnes.

Gravel                    A comprehensive term applied to the water-worn mass of
------                    broken down rocks making up an alluvial. Alluvial
                          gravels are sometimes arbitrarily described in terms
                          of size as "pebble" gravel, "cobble" gravel or
                          "boulder" gravel.

Hectare                   Unit of measurement of surface area. One hectare
-------                   approximates 2.47 acres.

Kimberlite               One of two primary types of diamond-bearing rock and
----------               the most common, often characterized by a carrot-shaped
                         structure referred to as a kimberlite "pipe."

Magnetic Surveys         Measuring the magnetic variations in the Earth's
----------------         crustal rocks over a specified area by installing a
                         magnetometer within, or by towing a magnetometer behind
                         an aircraft and recording the variation in the Earth's
                         magnetic field. Useful in detecting kimberlite and
                         ilmenite bodies due to the presence of magnetite in
                         kimberlite.

Minerology               The science dealing with inorganic, solid, homogeneous
----------               crystalline, chemical elements or compounds (minerals),
                         their crystallography, physical and chemical
                         properties, classifications and distinguishing
                         characteristics.

Mining                   The making of any excavation for the purpose of
------                   recovering diamonds in commercial quantities. Of
                         primary importance in the Republic of South Africa
                         where mining laws draw a distinction between "mining"
                         and "prospecting." See "Prospecting."

Ore                      A mineral deposit containing one or more metals that
---                      can be mined or treated commercially. See"Reserves."

Petrology                The science that deals with the origin, history,
---------                occurrence, structure, chemical and mineralogical
                         composition and classification of rocks.

Probable Reserves        Reserves for which quantity and grade and/or quality
-----------------        are computed from information similar to that used for
                         proven reserves, but the sites for inspection,
                         sampling, and measurement are farther apart or are
                         otherwise less adequately spaced. The degree of
                         assurance, although lower than that for proven
                         reserves, is high enough to assume continuity between
                         points of observation. See "Reserves" and "Proven
                         Reserves."

Prospecting              Searching for diamonds by any means and the recovery of
-----------              diamonds through searching, but does not include
                         "mining" (i.e., excavation for purposes of recovering
                         diamonds in commercial amounts). See "Mining."

Proven Reserves          Reserves for which (a) quantity is computed from
---------------          dimensions revealed in outcrops, trenches, workings or
                         drill holes, grades and/or quality are computed from
                         the results of detailed sampling, and (b) the sites for
                         inspection, sampling and measurement are spaced so
                         closely and the geologic character is so well defined
                         that size, shape, depth and mineral content of reserves
                         are well-established. See "Reserves" and "Probable
                         Reserves."

Reserves                 That part of a mineral deposit that can be economically
--------                 and legally extracted or produced at the time of the
                         reserve determination. Reserves are customarily stated
                         in terms of "ore" when dealing with diamonds and other
                         metalliferous minerals.

Tailings                 The washed material that issues from a recovery plant
--------                 after the concentrate has been removed.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company's executive offices are located in La Jolla, California and consist of approximately 485 square feet of leased premises. The Company's lease for these premises expires on March 31, 1999 and provides for monthly rent of $1,050. See "Item 1. Business and Properties - The Caerwinning Deposit; The Montrose Kimberlite Pipe; and The Grasdrif Deposit" for a description of the Company's mining properties.


ITEM 3.   LEGAL PROCEEDINGS.

     There are no pending legal proceedings to which the Company or the property of the Company are subject. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to the security holders of the Company during the fourth quarter of fiscal year 1996.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock has been listed on the OTC Bulletin Board under the symbol "GDRS" since August 12, 1996. During the period August 12, 1996 to December 31, 1996, the high and low last sale prices were $3.00 and $1.50, respectively. The Company considers its Common Stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of April 11, 1997, there were approximately 130 record holders and 263 beneficial holders of the Company's Common Stock.

     The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

     During the fiscal year ended December 31, 1996, the Company sold unregistered shares of its Common Stock in the following transactions:

     A. In September 1995, the Company sold 100,000 shares of Common Stock, at $2.50 per share to one person pursuant to Section 4(2) of the Securities Act. There were no underwriters involved in the transaction.

     B. During the period from August through December of 1996, the Company sold 400,000 shares of Common Stock, at $2.50 per share, to institutional investors pursuant to Rule 504 under the Securities Act. There were no underwriters involved in this transaction.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company is engaged in diamond exploration and mining. The Company has exercised an option to acquire one mining property (the Caerwinning Deposit), acquired an option to purchase a second mining property (the Montrose Kimberlite
Pipe) and has acquired a 50% partnership interest in the third property (the Grasdrif Deposit), all of which are located in the Republic of South Africa. The Company intends to conduct exploration and acquisitions of additional diamond pipes and alluvial deposits and is continuously evaluating potential property acquisitions. See "Part I, Item 1. Description of Business" for a further description of the Company's mining properties.

     The Company has entered into certain financial commitments payable in Rand, the unit of currency of the Republic of South Africa. All Rand based amounts are designated by the symbol R. As of April 7, 1997, the Rand-Dollar exchange rate was 4.4285 Rand to 1 U.S. Dollar.

     To date, the Company's activities have included the investigation and acquisition of mining property interests and limited exploratory work. The Company has financed its activities to date through the sale of shares of its Common Stock. See "Item 7, Financial Statements." As of the date of this report, the Company is engaged in the pursuit of an additional $3.5 million of capital, the proceeds of which will be used to complete exploration activities and commence production, as described below. As of the date of this report, the Company is seeking to acquire the additional capital through the nonpublic offering of shares of its Common Stock. However, there are no firm commitments or agreements on the part of any party at this time to provide any additional capital to the Company and there can be no assurance that the Company will be able to obtain sufficient additional capital in order to attain a meaningful level of operations. If the Company is unable to raise additional capital, the Company may not be able to commence revenue producing operations or finance the exercise of certain options to acquire mining properties prior to their termination. See "Part I, Item 1. Description of Business - Business of the Issuer."

     The Company's plan of operations for the next 12 months include the completion of exploratory work and the commencement of production at all three of its present mining properties, subject to the receipt of additional financing. The Company intends to undertake the following activities at each of its three properties, in the following order of priority. The Company intends to commence production at the Caerwinning Deposit, subject to its receipt of an additional $1.4 million of capital to be applied towards this purpose. The Company intends to commence a bulk sampling program at the Montrose Pipe subject to its receipt of an additional $500,000 in capital to be applied towards this purpose. If the results from the proposed bulk sampling program are successful, the Company intends to conduct open pit mining to a depth of 30 meters which would be followed by underground mining activity. The Company estimates that it will require R13 million ($2,935,531 as of April 7, 1997) in capital expenditures and 2 years of development in order to commence underground mining operations at the Montrose Pipe. Subject to the Company's receipt of an additional $1.2 million in capital to be applied towards such purpose, the Company intends to complete site establishment, including the development of roads, power, housing and water, and commence mining operations at the Grasdrif Deposit. The Company believes that site establishment will take approximately 6 months, after which the Company would propose to commence production at the Grasdrif Deposit. The Company expects to incur R9.5 million ($2,145,196 as of April 7, 1997) in expenses for the development and mining of Grasdrif Deposit before it will commence the recovery of diamonds.

     In addition to the foregoing requirements, the Company will require additional capital to finance the cost of development of its three mining properties from banks and others or from the sale of equity securities. Because the likelihood of discovery of an economically recoverable deposit and the amount of funds required to finance the development of any particular project cannot be predicted, it is impracticable to estimate the Company's requirements for additional financing for development purposes at this time. Any such additional financing might involve a pledge or mortgage of the Company's properties and of any production therefrom. There is, of course, no assurance that satisfactory financing could be obtained therefor. In addition to borrowings to finance individual development projects, the Company may also borrow funds from time to time for working capital and other general corporate purposes.

     This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, that as of this date the Company has not commenced mining operations at any of its three mines; the Company requires an additional $2 million of capital to achieve a meaningful level of revenue producing operations; the lack of proven reserves at any of the Company's three mines; mining risks generally; political risks associated with the Company's operations in the Republic of South Africa; general economic conditions; currency fluctuations; and estimates of costs of production. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

ITEM 7.   FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

     Independent Auditors' Report......................................... 16
     Consolidated Balance Sheets at December 31, 1996 and 1995............ 17
     Consolidated Statements of Operations for the years
       ended December 31, 1996, 1995 and 1994............................. 18
     Consolidated Statements of Stockholders' Equity
       for the years ended December 31, 1996, 1995 and 1994............... 19
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994................................... 20
     Notes to Consolidated Financial Statements........................... 21

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Global Diamond Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Global Diamond Resources, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Diamond Resources, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


San Diego, California
January 10, 1997, except as to
Note 9, which is as of April 11, 1997                     KPMG Peat Marwick LLP

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995

                               ASSETS                                        1996                   1995
                                                                          -----------            ----------
Current assets:
  Cash and cash equivalents                                               $   334,387            $  390,439
  Accounts receivable:
   Trade                                                                        6,538                 3,041
   Officer (note 5)                                                            25,000                25,000
  Inventory                                                                    64,208                    --
  Prepaid expenses                                                             24,115                 6,877
                                                                          -----------            ----------
                                                                              454,248               425,357

Fixed assets, net (note 2)                                                    271,739                 9,828
                                                                          -----------            ----------
                                                                          $   725,987               435,185
                                                                          ===========            ==========

                            LIABILITIES

Current liabilities:
 Accounts payable and accrued liabilities                                 $    86,258                20,517
 Subscription to be refunded                                                       --                83,333
                                                                          -----------            ----------
                                                                               86,258               103,850
                                                                          -----------            ----------

                        STOCKHOLDERS' EQUITY

Stockholders' equity:
 Preferred stock, $0.001 par value, 10,000,000 shares authorized,
  no shares issued                                                                 --                    --
 Common stock, $0.001 par value, 25,000,000 shares authorized,
  5,500,054 and 5,100,054 shares issued and outstanding,
  respectively                                                                  5,500                 5,100
 Additional paid-in capital                                                 2,199,234             1,199,073
 Accumulated deficit                                                      ( 1,547,612)             (871,460)
 Cumulative translation adjustment                                            (17,393)               (1,378)
                                                                          -----------            ----------
                                                                              639,729               331,335
                                                                          -----------            ----------
                                                                          $   725,987               435,185
                                                                          ===========            ==========

See accompanying notes to consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

              For the years ended December 31, 1996, 1995 and 1994

                                                      1996            1995             1994
                                                   ---------        --------        ---------
Other Income:
  Interest income                                     10,017          15,242            4,650
  Fee income                                       $  35,950               -                -
                                                   ---------        --------        ---------
                                                      45,967          15,242            4,650
Expenses:
  Business development                                84,085          82,758          112,893
  Site investigation, option costs and
    project costs written off                        100,031         117,218           46,883
  Consulting fees                                     26,078          15,504           13,377
  Depreciation                                         6,024           4,913               --
  Foreign exchange transaction (gain) loss            (6,862)          2,228             (871)
  Interest and bank charges                            2,783           1,510              557
  Legal and accounting                               134,891         181,165           24,209
  Management fees                                         --          38,855           17,500
  Office and miscellaneous                            62,895          34,948            8,240
  Office rent                                         14,134          20,062            5,576
  Printing and graphics                               14,897          16,384           10,835
  Salaries and benefits                              149,431          27,881               --
  Telephone                                           18,111          16,716            4,581
  Travel                                             113,997          80,072            7,358
                                                   ---------        --------        ---------
                                                     720,495         640,214          251,138

Operating loss                                      (674,528)       (624,972)        (246,488)
Income taxes (note 3)                                  1,624              --               --
                                                   ---------        --------        ---------
    Net loss                                       $(676,152)       (624,972)        (246,488)
                                                   =========        ========        =========

    Net loss per share                             $   (0.13)          (0.13)           (0.12)
                                                   =========        ========        =========

See accompanying notes to consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

              For the years ended December 31, 1996, 1995 and 1994

                                  Preferred Stock         Common Stock         Additional
                               --------------------   ---------------------      Paid-in     Accumulated
                                Shares     Amount       Shares      Amount      Capital        Deficit
                               --------   ---------   ---------   ---------    ---------     -----------
Balance at January 1, 1994            -   $       -           1   $       1            -              -
Translation adjustment                -           -           -           -            -              -
Issuance of common stock:
   June 1994                          -           -   3,350,000       3,350      658,433              -
   October 1994                       -           -   1,065,000       1,065      211,325              -
Cancellation of share                 -           -          (1)         (1)           -              -
Net loss                              -           -           -           -            -       (246,488)
                               --------   ---------   ---------   ---------    ---------     ----------
Balance at December 31, 1994          -           -   4,415,000       4,415      869,758       (246,488)
Receipt of payment for
  receivable from stock sales         -           -           -           -            -              -
Net effect of issuance of
  common stock to account for
  reverse acquisition                 -           -     250,054         250         (250)             -
Issue of shares for cash:
   July 1995                          -           -     335,000         335       79,665              -
   September 1995                     -           -     100,000         100      249,900              -
Translation adjustment                -           -           -           -            -              -
Net loss                              -           -           -           -            -       (624,972)
                               --------   ---------   ---------   ---------    ---------     ----------
Balance at December 31, 1995          -           -   5,100,054       5,100    1,199,073       (871,460)
Issue of shares for cash, net
  of issuance costs of
   $51,439:
   August 1996                        -           -     160,000         160      381,081              -
   September 1996                     -           -     160,000         160      379,740              -
   December 1996                      -           -      80,000          80      187,340              -
Issuance of stock options
  to nonemployees                     -           -           -           -       52,000              -
Translation adjustment                -           -           -           -            -              -
Net loss                              -           -           -           -            -       (676,152)
                               --------   ---------   ---------   ---------    ---------     ----------
Balance at December 31, 1996          -   $       -   5,500,054   $   5,500    2,199,234     (1,547,612)
                               ========   =========   =========   =========    =========     ==========

                                Receivable    Cumulative          Total
                                from stock    translation     Stockholders'
                                   sales      adjustment         equity
                                ----------    -----------     -----------------
Balance at January 1, 1994               -              -                1
Translation adjustment                   -        (17,311)         (17,311)
Issuance of common stock:
   June 1994                      (299,401)             -          362,382
   October 1994                          -              -          212,390
Cancellation of share                    -              -               (1)
Net loss                                 -              -         (246,488)
                                ----------    -----------     ------------
Balance at December 31, 1994      (299,401)       (17,311)         310,973
Receipt of payment for
  receivable from stock sales      299,401              -          299,401
Net effect of issuance of
  common stock to account for
  reverse acquisition                    -              -                -
Issue of shares for cash:
   July 1995                             -              -           80,000
   September 1995                        -              -          250,000
Translation adjustment                   -         15,933           15,933
Net loss                                 -              -         (624,972)
                                ----------    -----------     ------------
Balance at December 31, 1995             -         (1,378)         331,335
Issue of shares for cash, net
  of issuance costs of
   $51,439:
   August 1996                           -              -          381,241
   September 1996                        -              -          379,900
   December 1996                         -              -          187,420
Issuance of stock options
  to nonemployees                        -              -           52,000
Translation adjustment                   -        (16,015)         (16,015)
Net loss                                 -              -         (676,152)
                                ----------    -----------     ------------
Balance at December 31, 1996             -        (17,393)         639,729
                                ==========    ===========     ============

See accompanying notes to consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

              For the years ended December 31, 1996, 1995 and 1994

                                                        1996        1995        1994
                                                     ---------    --------    ---------
Cash flows from operating activities:
  Net loss                                           $(676,152)   (624,972)   (246,488)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation                                          6,024       4,913           -
   Increase in accounts receivable - trade              (3,497)    (26,164)     (1,877)
   Increase in inventory                               (64,208)          -           -
   Increase in prepaid expenses                        (17,238)     (6,877)          -
   Increase in accounts payable and accrued
     liabilities                                        65,741      11,513       9,004
                                                     ---------    --------    --------

     Net cash used in operating activities            (689,330)   (641,587)   (239,361)
                                                     ---------    --------    --------

Cash flows from investing activities:
  Purchase of equipment, net                           (19,978)     (6,149)     (8,592)
  Mining properties                                   (247,957)          -           -
                                                     ---------    --------    --------

     Net cash used in investing activities            (267,935)     (6,149)     (8,592)
                                                     ---------    --------    --------

Cash flows from financing activities:
  Proceeds from issuance of common shares              948,561     330,000     574,771
  Subscriptions received (refunded)                    (83,333)     83,333           -
  Receipt of payment for receivable from stock
    sales                                                    -     299,401           -
   Issuance of stock options to nonemployees            52,000           -           -
                                                     ---------    --------    --------

     Net cash provided by financing activities         917,228     712,734     574,771
                                                     ---------    --------    --------

Effects of exchange rates on cash                      (16,015)     15,933     (17,311)
                                                     ---------    --------    --------

Net increase (decrease) in cash and                    (56,052)     80,931     309,507
  cash equivalents

Cash and cash equivalents, beginning of year           390,439     309,508           1
                                                     ---------    --------    --------

Cash and cash equivalents, end of year               $ 334,387     390,439     309,508
                                                     =========    ========    ========

Supplemental disclosure of noncash investing and financing transactions:

During the year ended December 31, 1994, the Company sold 4,415,000 shares of stock for gross proceeds of $874,173. Of these proceeds, cash of $574,772 was received and a receivable of $299,401 was carried until repayment of the receivable in cash during 1995.

See accompanying notes to consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

             As of December 31, 1996 and 1995, and for each of the
            years in the three-year period ended December 31, 1996



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     DESCRIPTION OF BUSINESS

     Global Diamond Resources, Inc. (the "Company") was incorporated on January 22, 1993 and commenced operations during 1994. Operations prior to January 1, 1994 were not significant. The Company's operations have been directed primarily towards raising capital, developing business strategies, developing diamond mining opportunities, carrying out mining surveys, initial drilling and sampling, and recruiting personnel.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the financial statements of Global Diamond Resources, Inc. and its wholly-owned subsidiary, Global Diamond Resources Inc., a Canadian corporation ("Global BC") and Global BC's wholly-owned subsidiary, Global Diamond Resources (SA) (Pty) Limited ("Global SA") (formerly P.D.J. Mining (Pty) Limited), a South African corporation. Prior to a reorganization in July 1995, the accompanying consolidated financial statements reflect only the accounts of Global BC and Global SA. All amounts are in U.S. dollars unless otherwise indicated. All significant intercompany balances and transactions have been eliminated in consolidation.

     CASH EQUIVALENTS

     Cash equivalents include all highly liquid investments with an original maturity of three months or less.

     FOREIGN EXCHANGE TRANSLATION

     The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity.

     INVENTORY

     Inventory consists of diamonds ready for sale and are valued at the lower of cost or estimated net realizable value. Diamonds are ready for sale when they have been separated from the alluvials or broken ore, processed and are in a deliverable form. No value is ascribed to diamonds in the alluvials or in the broken ore.

     FIXED ASSETS

     Fixed assets consist of mining properties under development and equipment (primarily computers) recorded at cost. Depreciation is provided for equipment using the straight-line method over the estimated useful lives (3 years) of such assets. Costs capitalized for mining properties under development are depleted by the net realizable value of diamonds recovered from the underlying mining properties.

     MINING OPERATIONS

     Initial exploration and evaluation costs are expensed as incurred. Initial option payments and costs of acquiring options or other mineral or mining rights to properties, when not expected to be significant, are also expensed as incurred.

     The decision to develop or mine a property is based on an assessment of the viability of the property and the availability of financing. Once the decision to proceed with development is made, development and other expenditures relating to such property will be deferred and carried at cost with the intention of depleting such costs over the related reserves from such mining properties.

     STOCK OPTIONS AND WARRANTS

     Prior to January 1, 1996, the Company accounted for its stock options and warrants in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option and warrant grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure of SFAS No. 123.

     INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires that fair values be disclosed for the Company's financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable - trade, accounts receivable - officer, inventory and accounts payable and accrued liabilities approximate fair values due to the short-term nature of these instruments.

     NET LOSS PER SHARE

     Net loss per share for each period is computed based on the weighted average number of common and common equivalent shares outstanding. When dilutive, stock options are included as share equivalents using the treasury stock method. The weighted average shares outstanding for the years ended December 31, 1996, 1995 and 1994 were 5,210,054, 4,712,316 and
     2,036,458, respectively.

     USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.


(2)  FIXED ASSETS
                                                         DECEMBER 31,       DECEMBER 31,
                                                            1996               1995
                                                         ------------       ------------
Mining properties under development:
  Caerwinning deposit                                    $    209,553               -
  Grasdrif deposit                                             38,404               -
                                                         ------------       ------------

                                                              247,957               -
                                                         ------------       ------------

Equipment, at cost                                             34,320          14,741
Less accumulated depreciation                                 (10,538)         (4,913)
                                                         ------------       ------------

                                                               23,782           9,828
                                                         ------------       ------------

                                                         $    271,739           9,828
                                                         ============       ============

     The Caerwinning Deposit costs include the bulk sample carried out in 1996 and option costs incurred since July 1, 1996, less the net realizable value of the diamonds recovered in the bulk sample. The Grasdrif Deposit costs include capital expenditures incurred to date on the property.

(3)  INCOME TAXES

     The Company has no significant taxable temporary differences which would require recognition of deferred tax liabilities, and due to the uncertainty of future realizability has not recognized any deferred tax assets for deductible temporary differences and tax operating loss carryforwards.

     At December 31, 1996, the Company had available net operating loss carryforwards of approximately $800,000 for federal income tax reporting purposes which begin to expire in 2010. The net operating loss carryforwards for state purposes, which begin to expire in 2000, are approximately 50% of federal amounts. The net operating loss carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code.

(4)  FOREIGN OPERATIONS

     The Company's wholly-owned subsidiary, Global SA, operates in the Republic of South Africa. During the year ended December 31, 1996, Global SA's revenue represented 1% of consolidated revenue, while Global SA's expenses represented 17% of consolidated expenses. At December 31, 1996, Global SA's total assets (primarily cash and mining properties under development) represented 39% of consolidated total assets. The Republic of South Africa has experienced and continues to experience political and economic instability. While current indications are such that instability appears to be diminishing, there can be no assurance that the Company's business or interests in mining properties and related options will not be materially adversely affected by local political or economic developments.

(5)  RELATED PARTY TRANSACTIONS

     The Company has engaged Weir International Limited ("Weir") to market and sell the Company's diamond production. The Company shall be responsible for all direct costs relating to the sale of the diamonds, such as insurance, freight, import and export duties, and all applicable taxes and levies. Weir shall be responsible for all sales and marketing expenses. In consideration of its services, the Company shall pay Weir a commission of five percent (5%) of the gross sale amount. Weir is a stockholder of the Company and certain members of the Company's management, including the Company's Chairman and Chief Executive Officer have a beneficial interest in Weir.

     As of December 31, 1996 and 1995, the Company had a $25,000 account receivable from the Chairman and Chief Executive Officer of the Company. The receivable is unsecured, is due on demand and bears no interest.

(6)  STOCK OPTIONS AND WARRANTS

     In July 1995, the Company granted its Chairman and Chief Executive Officer performance based options to purchase up to 1,000,000 shares of common stock at $4.80 per share. In June 1996, the Company adjusted the exercise price to $3.00 per share and removed the performance based vesting conditions. The options expire on July 25, 2000 and are exercisable at any time.

     In conjunction with the reorganization with Global BC in July 1995, the Company issued 550,000 common stock purchase warrants to certain stockholders of Global BC. The warrants were issued as part of the securities exchange under the securities exchange agreement and plan of reorganization in consideration of the recipient's cancellation of warrants of like number and terms previously granted to it by Global BC in 1994. The warrants are exercisable at Canadian $.75 per share and expire on December 31, 1997.

     In September 1995, the Company granted the Chairman and Chief Executive Officer 100,000 common stock purchase warrants exercisable at $3.00, which expire on September 7, 1998.

     In December 1995, the Company granted a certain shareholder 100,000 common stock purchase warrants at $3.00 per share, exercisable at any time until they expire on December 30, 1998.

     In October 1996, the Company granted 250,000 common stock options to the Chief Financial Officer of the Company and 100,000 common stock options to another employee of the Company. The options are exercisable at $2.50 per share and are exercisable at any time until they expire on October 2, 2001.

     In December 1996, the Company granted Lion Mining Corporation ("Lion Mining"), a mining financial and consulting firm located in London, England, 100,000 common stock purchase warrants at $2.50 per share, exercisable at any time until they expire on December 31, 2000 (See Note 8, Other Commitments).

     The per share weighted-average fair value of stock options and warrants granted during 1996 and 1995 was $.66 and $1.21, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0%, risk-free interest rate of 6.54%, expected life of 3.5 years, and an expected volatility of the stock over the expected life of the options and warrants of 40%; 1995 - expected dividend yield 0%, risk-free interest rate of 6.08%, expected life of 3.8 years, and an expected volatility of the stock over the expected life of the options and warrants of 40%.

     The Company applies APB Opinion No. 25 in accounting for its stock options and warrants and, accordingly, no compensation cost has been recognized for its stock options and warrants issued to employees or directors of the Company in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                     1996         1995
                                                  ---------    -----------
          Net loss, as reported                   $(676,152)     (624,972)
          Net loss, pro forma                      (921,152)   (2,017,972)

          Net loss per share, as reported         $    (.13)         (.13)
          Net loss per share, pro forma                (.18)         (.43)

     Pro forma net loss and net loss per share reflects only options and warrants granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options and warrants under SFAS No. 123 is not reflected in the pro forma net loss and net loss per share amounts presented above because compensation cost for options and warrants granted prior to January 1, 1995 is not considered.

     Stock option and warrant activity during the periods indicated is as follows:

                                                           WEIGHTED-
                                        NUMBER OF           AVERAGE
                                         SHARES          EXERCISE PRICE
                                       ----------        --------------
     Balance at December 31, 1994         550,000             $ 0.56
       Granted                          1,200,000               4.50
                                       ----------             ------

     Balance at December 31, 1995       1,750,000               3.26
       Granted                            450,000               2.50
       Canceled                        (1,000,000)              4.80
       Reissued                         1,000,000               3.00
                                       ----------             ------

     Balance at December 31, 1996       2,200,000             $ 2.28
                                       ==========             ======

     At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options and warrants were $0.55 - $3.00 and 3.9 years, respectively.

     At December 31, 1996 and 1995, the number of options and warrants exercisable was 2,200,000 and 1,750,000, respectively, and the weighted-average exercise price of those options and warrants was $2.28 and $3.26, respectively.

(7)  PROPERTIES, PARTNERSHIP AND OTHER INVESTMENTS

     PROPERTIES

     The Company, through its wholly-owned subsidiary, Global SA, owns options to acquire two mining properties (the Caerwinning Deposit and the Montrose-Kimberlite Pipe) in South Africa and a 50% partnership interest in a third South African property (the Grasdrif Deposit, see Joint Venture below). The Caerwinning option allows for the transfer of the mineral lease to Global SA with governmental consent and provides for the right to mine alluvial deposits for 1,140,000 Rand (US $243,000 at December 31, 1996) and the right to mine the pipes or fissures that may be discovered for 8,000,000 Rand (US $1,708,000 at December 31, 1996). This amount is payable only if and when such pipes or fissures are discovered and if management deems this deposit to be economically exploitable. The right to mine pipes or fissures discovered on the property could be granted to a third party if the option is not exercised. The Company exercised the alluvial deposit option for the Caerwinning Deposit in June 1996 and is waiting governmental consent for transfer of the mineral lease. Approval is expected by mid 1997. (See Caerwinning Option below.) The mineral lease and mining authorization for the Caerwinning Deposit also requires that the government receive approximately 5 percent of gross proceeds from mining. The mineral lease for the

     Caerwinning Deposit will continue until the profitable, productive life of the related property is exhausted. It may be terminated by the Company with 30 days notice. The Company is required to meet certain requirements to maintain good standing with the lessor. The option for the Montrose-Kimberlite Pipe expires on October 10, 1997. The contract for the Montrose-Kimberlite Pipe provides that the Company must pay the owner 10 percent of the recovery value of any minerals prospected and recorded during the option period. The option on the Montrose -Kimberlite Pipe property also includes the exclusive option to purchase the related land and mineral rights for 2,500,000 Rand (US $534,000 at December 31, 1996). A prospecting permit is required for the Montrose - Kimberlite Pipe from the local government and is renewable annually subject to government approval. The Company presently holds such a permit for the Montrose - Kimberlite Pipe, which expires on June 7, 1997. The Company has expensed all option payments, with the exception of the option payment on the Caerwinning Deposit, from July 1, 1996 because of uncertainty regarding recoverability or future benefit.

     JOINT VENTURE

     The Company has entered into a joint venture for purposes of mining the Grasdrif Deposit. Under the agreement, a new corporation will be formed and ownership will be split evenly between the entities. The Company will contribute 3,000,000 Rand (US $640,000 at December 31, 1996) and the other company will assign the exclusive mining rights of the Grasdrif Deposit to the new corporation. Each party will then be required to contribute equal amounts of capital to the new corporation as required. In the event either party fails to make the required capital contribution, the other party may make the contribution in return for an increased proportional interest in its percentage ownership of the new corporation. The Company will appoint three directors and the other company will appoint two directors. The parties have also granted each other first right of refusal to purchase each other's interest in the new corporation.

     CAERWINNING OPTION

     In June 1996, the Company exercised the option for the mineral lease for the alluvial deposits for 1,140,000 Rand (US $243,000 at December 31,
     1996). The mineral lease is issued upon governmental approval which is expected in mid 1997. The cost of the option and the related liability will be reported in the balance sheet upon receipt of the governmental approval.

(8)  COMMITMENTS AND CONTINGENCIES

     LEASE AGREEMENT

     As of December 31, 1996, the Company had a noncancelable operating lease commitment for the Company's corporate office expiring in March 1999. The monthly rent payment on this operating lease is $1,050. Additionally, the Company rents office space in South Africa and Canada on a month-to-month basis. Rent expense for the years ended December 31, 1996, 1995 and 1994 was $14,134, $20,062 and $5,576, respectively.

     LEGAL MATTERS

     From time-to-time, the Company is subject to certain litigation in the ordinary course of business. At the present time, the Company is not party to any pending legal proceedings that it believes will have a material adverse effect on its financial position, results of operations or liquidity.

(9)  SUBSEQUENT EVENT

     During March 1997, the Company entered into agreements with three parties ("Agreements") whereby they would subscribe, at prices ranging from $1.60 to $2.20 per share, for 802,931 common shares of the Company for a total of $1,500,000. The offering was conducted pursuant to Regulation S under the Securities Act of 1933. The transactions under the Agreements are to be closed at various dates through April 29, 1997. Through April 11, 1997, subscriptions totaling $548,020 have been received by the Company in connection with these Agreements. The consideration received consists of $235,520 in cash and 100,000 shares of a publicly traded company with a market value as of April 11, 1997 of $312,500.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Inapplicable.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers
--------------------------------

     Set forth below are the directors and officers of the Company and its South African subsidiary, Global Diamond Resources (SA)(Pty) Limited ("Global Diamond-SA"). Unless otherwise indicated, each person holds the stated positions with all companies.

         Name            Age                       Position
         ----            ---                       --------
Johann de Villiers        44         Chairman of the Board and Chief Executive Officer

Mervyn McCulloch          53         Chief Financial Officer
                                     Secretary of the Company

Kenneth MacLeod           45         Director of the Company

John Tyson                49         Director of the Company

Donald Nicholson          57         Director of the Company

A. Richard Bullock        48         Director of the Company

Charles MacDonald         43         Director of the Company

Andries Janzen            53         Managing Director of Global Diamond-SA

Pierre de Jager           51         Financial Director of Global Diamond-SA

Pieter van Wyk            46         Chief Consulting Geologist of Global Diamond-SA

Anthony de la Harpe       52         Director of Global Diamond-SA

     Mr. de Villiers founded the business of the Company in 1993 and has served as Chairman and Chief Executive Officer since inception. From 1984 to 1990, Mr. de Villiers served as Chief Executive Officer of Kensington Finance Corp., an options trading firm and member of the American Stock Exchange. From 1990 to 1994, Mr. de Villiers acted as investment advisor to the Monitrend Gold Mutual Fund. From 1976 to 1984, Mr. de Villiers was the managing director of the Octha Group, a South Africa based international diamond mining, polishing and trading company. As of the date of this report, Mr. de Villiers has been nominated to serve as a director of Kensington Resource, Ltd.

     Mr. McCulloch has served as Chief Financial Officer and Secretary of the Company since March 1995. Mr. McCulloch is a Certified Public Accountant and was a partner of Deloitte, Haskins & Sells in South Africa from 1972 to 1984 and a partner in Deloitte & Touche in the United States from 1985 to 1990. From 1990 to 1995, Mr. McCulloch was Executive Vice President and Chief Financial Officer of Armor All Products Corporation, a

NASDAQ/NMS public corporation located in California. As of the date of this report, Mr. McCulloch has been nominated to serve as Chief Financial Officer of Kensington Resource, Ltd.

     Mr. MacLeod has served as a director of the Company since its inception in 1993 and has served as a director of Global Diamond-SA since January 1995. In September 1995, Mr. MacLeod was appointed President of International Panorama Resource Corp., a British Columbia mining corporation that has its shares listed on the Vancouver Stock Exchange. Mr. MacLeod served as Vice President of International Panorama Resource Corp. from 1994 to September 1995. From 1983 to 1993, Mr. MacLeod served as President of Canadian & Overseas Management Corp., a financial and management consulting firm.

     Mr. Tyson has served as director of the Company since 1994. Since 1990, Mr. Tyson has served as President of Tyson & Associates, an international consulting firm headquartered in Washington, D.C. specializing in providing investment, business development and promotional services to African countries. As of the date of this report, Mr. Tyson has been nominated to serve as a director of Kensington Resource, Ltd.

     Mr. Nicholson has served as director of the Company since March 1997. From 1996 to date, Mr. Nicholson has been employed as an independent management consultant to junior natural resource companies. From 1991 to 1995, Mr. Nicholson served as President and Chief Executive Officer of Yarrows Limited, a Vancouver, British Columbia corporation engaged in the business of ship building and repair. Mr. Nicholson is a director of Kensington Resource Ltd., a diamond exploration and mining company traded on the Vancouver Stock Exchange.

     Mr. Bullock has served as director of the Company since March 1997. Since 1979, Mr. Bullock has served as President of Quidquia Management Corporation, a business consulting firm specializing in start-up and development stage ventures. Mr. Bullock serves as a director of Aurora Gold Corporation, Bioflorescent Technology Corp., Attwood Gold Corporation, La Plata Gold Corp. and Canamed Ventures.

     Mr. MacDonald has served as a director of the Company since July 1995. Since 1990, Mr. MacDonald has been engaged in the practice of law in Cape Town, South Africa. Mr. MacDonald represents the interests of the Company's joint venture partners involved in the Grasdrif Deposit.

     Mr. Janzen has served as Managing Director of Global Diamond-SA since July 1994. Mr. Janzen is a qualified engineer with a degree in commerce, and a shareholder and general manager of Elite Diamond Cutting Works (Pty) Ltd., a South African based diamond cutting and trading company. He was the general manager of the Octha Group, having established the Johannesburg and Taiwan diamond cutting factories. In this position he was responsible for the operations of five producing diamond mines, an active mine exploration program, two diamond polishing factories, as well as the marketing organization of the group that extended to Belgium, Switzerland and the United States.

     Mr. de Jager has served as Financial Director of Global Diamond-SA since July 1994. Mr. de Jager is a qualified chartered accountant with more than ten years experience as financial director and general manager of a number of Johannesburg Stock Exchange listed public companies. In addition he is a director and shareholder of companies involved in the transport, property development, time share development and travel industries.

     Mr. van Wyk has served as Chief Consulting Geologist of Global Diamond-SA since July 1994. Mr. van Wyk holds a M.Sc. (Geology) and has lectured in Sedimentology at the University of Pretoria and in Economic Geology at the Rand Afrikaans University. He was the Senior Field Geologist for Rand Mines before operating his own diamond mining and exploration concern with interests in southern Namibia (alluvials), south of Kimberley (kimberlite fissures), and west of Kimberley along the Vaal River (alluvials) at Caerwinning. He is the published author of a number of articles.

     Mr. de la Harpe has served as a director of Global Diamond-SA since September 1995. Mr. de la Harpe is a former teacher in the Richtersveld, South Africa. He is also a representative of Nabas Holdings (Pty) Limited, the Company's joint venture partner in the Grasdrif Deposit. Since retiring as a teacher, Mr. De La Harpe has served as member of the African National Congress Land Commission for the Western Cape Region.

ITEM 10.  EXECUTIVE COMPENSATION.

     Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid by the Company to its executive officers for services rendered during the fiscal years ended December 31, 1996, 1995 and 1994.


                                            ANNUAL COMPENSATION                           LONG-TERM COMPENSATION
                                   --------------------------------------------    ---------------------------------------
                                                                                                   COMMON
                                                                                                   SHARES
                                                                                   RESTRICTED    UNDERLYING
                                                                      OTHER          STOCK        OPTIONS
                                                                      ANNUAL         AWARDS       GRANTED       ALL OTHER
NAME AND POSITION                  YEAR        SALARY      BONUS    COMPENSATION      ($)       (# SHARES)    COMPENSATION
-----------------                  ----        ------      -----    ------------     ------       --------    ------------
Johann de Villiers, CEO(1)         1996       $60,000      5,000         -0-          -0-             -0-           -0-
                                   1995        40,000        -0-         -0-          -0-       1,100,000(2)        -0-
                                   1994        17,500        -0-         -0-          -0-             -0-           -0-
Mervyn McCulloch, CFO(3)           1996       $42,000      3,000         -0-          -0-         250,000(3)        -0-
                                   1995           -0-        -0-         -0-          -0-             -0-           -0-
                                   1994           -0-        -0-         -0-          -0-             -0-           -0-

(1) From June 1994 through August 1995, Mr. de Villiers was paid a salary of $2,500 per month. Commencing September 1, 1995, Mr. de Villiers has been paid a salary of $5,000 per month.

(2) On July 25, 1995, the Company granted its Chief Executive Officer, Johann de Villiers, a Nonqualified Stock Option which, as amended, allows Mr. de Villiers to purchase up to 1,000,000 shares of Common Stock at $3.00 per share. The option is fully vested and may be exercised at any time, or from time to time, until July 25, 2000. On September 7, 1995, the Company granted to Mr. de Villiers a Nonqualified Stock Option to purchase 100,000 shares of Common Stock at an exercise price of $3.00 per share. The option is fully vested, and immediately exercisable and expires on September 7, 1998.

(3) Commencing July 1, 1996, Mr. McCulloch has been paid a salary of $7,000 per month. On October 2, 1996, the Company granted to Mr. McCulloch, a Nonqualified Stock Option to purchase 250,000 shares of Common Stock at an exercise price of $2.50 per share. The option is fully vested and immediately exercisable and expires on October 2, 2001.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------------------
                         NUMBER OF SECURITIES
                             UNDERLYING          % OF TOTAL OPTIONS/SARS      EXERCISE OR
                         OPTIONS/SARS GRANTED    GRANTED TO EMPLOYEES IN           BASE
    NAME                         (#)                   FISCAL YEAR            PRICE ($/SH)    EXPIRATION DATE
----------------         --------------------    -----------------------      -----------     ---------------
Mervyn McCulloch               250,000                     71%                    $2.50           10/02/01


     Compensation of Directors. All non-officer directors receive an attendance fee of $1,000 per meeting of the Board of Directors. All directors receive reimbursement for out-of-pocket expenses in attending Board of Directors meetings. From time to time the Company may engage certain members of the Board of Directors to perform services on behalf of the Company. The Company will compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of April 11, 1997 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.

NAME AND ADDRESS                                  NUMBER OF SHARES               PERCENTAGE OWNED
                                                  ----------------               ----------------
Johann de Villiers(1)(2)                             1,200,000                          17.4%

Mervyn McCulloch(1)(3)                                 250,000                           4.1%

Kenneth MacLeod(1)                                         -0-                             -

John Tyson(1)                                           46,960                            (4)

Donald Nicholson(1)                                     10,000                            (4)

A. Richard Bullock(1)                                      -0-                             -

Charles MacDonald(1)                                       -0-                             -

Weir International Limited(5)                          703,323                          11.2%

Pasca Estates, Road Town

Tortola, British Virgin Islands

All officers and directors                           1,506,960                          21.0%
as a group(2)(3)

----------------------------------------------

(1)  Address is 836 Prospect, Suite 2B, La Jolla, California  92037.

(2) Includes 1,100,000 shares of Common Stock underlying immediately exercisable options held by Mr. de Villiers. See "Part III, Item 10. Executive Compensation." Does not include Mr. de Villiers beneficial interest in any shares of Common Stock held by Weir International Limited, a British Virgin Islands corporation wholly-owned by a discretionary trust established for the benefit of Mr. de Villiers and his family. Pursuant to the terms of the trust agreement, Mr. de Villiers has no legal voting or dispositive control over the shares of Common Stock held by Weir International Limited.

(3) Represents 250,000 shares of Common Stock underlying immediately exercisable options held by Mr. McCulloch. See "Part III, Item 10. Executive Compensation."

(4)  Less than one percent.

(5) Includes 449,000 shares of Common Stock underlying immediately exercisable warrants held by Weir International Limited. Certain members of management of the Company, including Mr. de Villiers, have a beneficial interest in Weir.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has engaged Weir International Limited ("Weir") to market and sell the Company's diamond production. The Company shall be responsible for all direct costs relating to the sale of the diamonds, such as insurance, freight, import and export duties, and all applicable taxes and levies. Weir shall be responsible for all sales and marketing expenses. In consideration of its services, the Company shall pay Weir a commission of five percent (5%) of the gross sale amount. Weir is a stockholder of the Company and the Company's Chief Executive Officer, Johann de Villiers, has a beneficial interest in Weir. See "Item 11. Securities Ownership of Certain Beneficial Owners and Management." The Company believes that the terms of its agreement with Weir are no less favorable than could be obtained from an unaffiliated party.

     In 1994, the Company granted warrants entitling the holders to purchase 550,000 shares of Common Stock at C$.75. Of those warrants, Weir presently holds warrants to purchase 349,000 shares of Common Stock and the balance of the warrants are held by an unaffiliated party. The warrants are fully vested, immediately exercisable and expire on December 31, 1997. In December 1995, the Company granted to Weir additional warrants entitling the holder to purchase 100,000 shares of Common Stock at $3.00 per share. The warrants are fully vested, immediately exercisable and expire on December 30, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) 2.1* Securities Purchase Agreement and Plan of Reorganization dated July 17, 1995 between Western Capital Financial Corporation and Global Diamond Resources, Inc.

    3.1*  Articles of Incorporation of the Company

    3.2*  Bylaws of the Company

    4.1*  Specimen of Common Stock Certificate

    10.1* Notarial Prospecting Contract dated March 22, 1995 between Global
          Diamond Resources (SA)(Pty) Limited and Maria Anna Gobey (Montrose Kimberlite Pipe).

    10.2* Deed of Assignment between Lama Minerals CC and Global Diamond
          Resources (SA)(Pty) Limited (Caerwinning Deposit).

    10.3* Deed of Assignment dated March 25, 1995 between Global Diamond
          Resources (SA)(Pty) Limited and Nabas Holdings (Pty) Limited (Grasdrif Deposit).

    21.1 The Company's subsidiaries are Global Diamond Resources, Inc., a British Columbia corporation, and Global Diamond Resources (SA)(Pty) Limited, a South African corporation.

    27.1  Financial Data Schedule.

_______________

* Previously filed as part of registration statement on Form 10-SB (SEC File No. 0-21635) filed with the Securities and Exchange Commission on October 29, 1996.

(b)  REPORTS ON FORM 8-K.

     There were no reports on Form 8-K filed by the Company during the fiscal year ended December 31, 1996.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL DIAMOND RESOURCES, INC.


Date:  April 14, 1997         By: /s/ Johann de Villiers
                                 --------------------------------------------
                                  Johann de Villiers, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                                   Date
---------                     -----                                   ----
 /s/ Johann de Villiers       Chairman of the Board and Chief         April 14, 1997
-------------------------     Executive Officer
JOHANN DE VILLIERS


/s/ Mervyn McCulloch          Chief Financial Officer and             April 14, 1997
-------------------------     Principal Accounting Officer
MERVYN MCCULLOCH


/s/ Kenneth Macleod           Director                                April 14, 1997
-------------------------
KENNETH MACLEOD


/s/ John Tyson                Director                                April 14, 1997
-------------------------
JOHN TYSON


/s/ Donald Nicholson          Director                                April 14, 1997
-------------------------
DONALD NICHOLSON


/s/ A. Richard Bullock        Director                                April 14, 1997
-------------------------
A. RICHARD BULLOCK


/s/ Charles MacDonald         Director                                April 14, 1997
-------------------------
CHARLES MACDONALD