Form 10QSB
period 1997-03-31
GLOBAL DIAMOND RESOURCES INC
filed 1997-05-14
CIK 1003076

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

     [_]      TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________


Commission File Number 0-21635

                         Global Diamond Resources, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Nevada                                    33-0213535
---------------------------------                -------------------------------
(State or other jurisdiction                     (IRS Employer
of incorporation or organization)                Identification No.)


           836 Prospect Street, Suite 2B, La Jolla, California  92037
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (619) 459-1928
                          ---------------------------
                          (Issuer's telephone number)


                                Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X            No
                           -----             -----

     As of May 8, 1997, the Company had 5,500,054 shares of its $.001 par value Company issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION

                                                                                   PAGE
                                                                                   ----
ITEM 1.   Financial Statements


Condensed Consolidated Balance Sheets at March 31, 1997 and December 31, 1996...   2
Condensed Consolidated Statements of Operations for the three month periods
 ended March 31, 1997 and 1996..................................................   3
Condensed Consolidated Statements of Cash Flows for the three month periods
 ended March 31, 1997 and 1996..................................................   4
Notes to Condensed Consolidated Financial Statements............................   5

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                      March 31, 1997 and December 31,1996

                               Assets                                          1997           1996
                                                                           -----------   -----------
                                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                                $    89,011       334,387
  Accounts receivable                                                           33,668        31,538
  Inventory                                                                     64,208        64,208
  Marketable security available-for-sale                                       287,500            --
  Prepaid expenses                                                              52,620        24,115
                                                                           -----------   -----------
                                                                               527,007       454,248

Fixed assets, net                                                              370,911       271,739
                                                                           -----------   -----------
                                                                           $   897,918       725,987
                                                                           ===========   ===========
                            Liabilities

Current liabilities:
  Accounts payable and accrued liabilities                                 $   104,380        86,258
                                                                           -----------   -----------

                        Stockholders' Equity

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    no shares issued                                                                --            --
  Common stock, $0.001 par value, 25,000,000 shares authorized,
    5,500,054 shares issued and outstanding, 802,931 subscribed
    and unissued                                                                 5,500         5,500
  Additional paid-in capital                                                 2,199,234     2,199,234
  Common stock subscription received                                           287,500            --
  Accumulated deficit                                                       (1,686,990)   (1,547,612)
  Cumulative translation adjustment                                            (11,706)      (17,393)
                                                                           -----------   -----------
                                                                               793,538       639,729
                                                                           -----------   -----------
                                                                           $   897,918       725,987
                                                                           ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

           For the three month periods ended March 31, 1997 and 1996
                                  (Unaudited)

                                                   1997           1996
                                              -------------   -----------
Other Income:
  Interest income                             $       1,653         3,141
                                              -------------   -----------
Expenses:

  Site investigation, option costs and
    project costs written off                             -        50,585
  Depreciation                                        2,572           465
  Legal and accounting                               47,885         7,611
  Office and miscellaneous                           28,373        24,314
  Salaries and benefits                              50,715        19,807
  Travel                                             10,686        13,086
                                              -------------   -----------
                                                    140,231       115,868

Operating loss                                     (138,578)     (112,727)
Income taxes                                            800         1,600
                                              -------------   -----------
  Net loss                                    $    (139,378)     (114,327)
                                              =============   ===========
  Net loss per share                          $       (0.03)        (0.02)
                                              =============   ===========
  Weighted average shares outstanding             5,500,054     5,100,054
                                              =============   ===========

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

           For the three month periods ended March 31, 1997 and 1996
                                  (Unaudited)

                                                          1997         1996
                                                     ------------    --------
Cash flows from operating activities:
  Net loss                                           $   (139,378)   (114,327)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                            2,572         465
    (Increase) decrease in accounts receivable             (2,130)        224
    (Increase) decrease in prepaid expenses               (28,505)        106
    Increase (decrease) in accounts payable and
      accrued liabilities                                  18,122      (1,425)
                                                     ------------    --------
      Net cash used in operating activities              (149,319)   (114,957)
                                                     ------------    --------

Cash flows from investing activities:
  Purchase of equipment, net                               (1,593)          -
  Development of mining properties                       (100,151)          -
                                                     ------------    --------

    Net cash used in investing activities                (101,744)          -
                                                     ------------    --------

Effects of exchange rates on cash                           5,687      (2,790)
                                                     ------------    --------

Net decrease in cash and cash equivalents                (245,376)   (117,747)

Cash and cash equivalents, beginning of period            334,387     390,439
                                                     ------------    --------

Cash and cash equivalents, end of period             $     89,011     272,692
                                                     ============    ========

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

        As of March 31, 1997 and December 31, 1996, and for each of the three month periods ended March 31, 1997 and March 31, 1996


     (1) These condensed consolidated financial statements of Global Diamond Resources, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. In the opinion of management, the financial information set forth in the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

     (2)  Fixed Assets

                                                              March  31,    December 31,
                                                                 1997           1996
                                                              ----------    ------------
          Mining properties under development:
            Caerwinning deposit                               $  292,248         209,553
            Grasdrif deposit                                      55,860          38,404
                                                              ----------    ------------
                                                                 348,108         247,957
                                                              ----------    ------------
          Equipment, at cost                                      35,913          34,320
          Less accumulated depreciation                          (13,110)        (10,538)
                                                              ----------    ------------
                                                                  22,803          23,782
                                                              ----------    ------------
                                                              $  370,911         271,739
                                                              ==========    ============

     (3) During March 1997, the Company entered into agreements with three parties ("Agreements") whereby they would subscribe, at prices ranging from $1.60 to $2.20 per share, for 802,931 common shares of the Company for a total of $1,500,000. The offering was conducted pursuant to Regulation S under the Securities Act of 1933. Through March 31, 1997, subscriptions totalling $287,500 have been received by the Company in connection with these Agreements. The consideration received consisted of 100,000 shares of a publicly traded company with a market value as of March 31, 1997 of $287,500. These shares are to be sold and the net proceeds are to be used to purchase shares in the Company at $1.90 per share. Through May 8, 1997, subscriptions totalling $985,520 have been received by the Company in connection with these Agreements. The consideration received consists of $685,520 in cash and 200,000 shares of the publicly traded company with a market value as of May 8, 1997 of $300,000.

          The Company is accounting for these publicly-traded shares in accordance with SFAS No 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that debt and marketable equity securities be classified into one of three categories: trading, available-for-sale, or held to maturity. The Company's equity security qualifies under the provisions of SFAS No 115 as available-for-sale.

ITEM 2.   Management's Discussion and Analysis or Plan of Operation

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

     To date, the Company's activities have included the investigation and acquisition of mining property interests and limited exploratory and development work. The Company has financed its activities to date through the sale of
shares of its Common Stock.   As of the date of this report, the Company is
engaged in the pursuit of an additional $1.5 million of capital, the proceeds of which will be used to complete exploration activities and commence production, as described below. In March 1997, the Company entered into agreements with three parties ("Agreements") whereby they would subscribe, at prices ranging from $1.60 to $2.20 per share, for 802,931 common shares of the Company for a total of $1,500,000. The offering is being conducted pursuant to Regulation S under the Securities Act of 1933. Through March 31, 1997, subscriptions totalling $287,500 have been received by the Company in connection with these Agreements. The consideration received consisted of 100,000 shares of a publicly traded company with a market value as of March 31, 1997 of $287,500. These shares are to be sold and the net proceeds are to be used to purchase shares in the Company at $1.90 per share. Through May 8, 1997, subscriptions totalling $985,520 have been received by the Company in connection with these Agreements. The consideration received consists of $685,520 in cash and 200,000 shares of the publicly traded company with a market value as of May 8, 1997 of $300,000.

     As of the date of this report, the Company is seeking to acquire $5,000,000 of capital in addition to that sought to be obtained pursuant to the Agreements through the nonpublic offering of shares of its Common Stock and convertible debt. However, there are no firm commitments or agreements on the part of any party at this time to provide any additional capital to the Company and there can be no assurance that the Company will be able to obtain sufficient additional capital in order to attain a meaningful level of operations. If the Company is unable to raise additional capital, the Company may not be able to commence revenue producing operations or finance the exercise of certain options to acquire mining properties prior to their termination.

     The Company's plan of operations for the next 12 months include the completion of exploratory work and the commencement of production at all three of its present mining properties, subject to the receipt of additional financing. The Company intends to undertake the following activities at each of its three properties, in the following order of priority. The Company intends to commence production at the Caerwinning Deposit, subject to its receipt of an additional $1.8 million of capital to be applied towards this purpose. The Company intends to commence a bulk sampling program at the Montrose Pipe subject to its receipt of an additional $400,000 in capital to be applied towards this purpose. If the results from the proposed bulk sampling program are successful, the Company intends to conduct open pit mining to a depth of 30 meters which would be followed by underground mining activity. The Company estimates that it will require $3 million in capital expenditures and 2 years of development in order to commence underground mining operations at the Montrose Pipe. Subject to the Company's receipt of an additional $2.8 million in capital to be applied towards such purpose, the Company intends to complete site establishment, including the development of roads, power, housing and water, and commence mining operations at the Grasdrif Deposit. The Company believes that site establishment will take approximately 3 months, after which the Company would propose to commence production at the Grasdrif Deposit.

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

     On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," replacing Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share." SFAS No. 128 replaces "primary" and "fully diluted" earnings per share ("EPS") under APB Opinion No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Dilutive EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. However, under SFAS No. 128, the Company would use the average market price for its stock during the reporting period to determine the cost of options as opposed to the greater of the closing price at the end of the period or the average market price during the period, as currently required by APB Opinion No. 15. SFAS No. 128 is effective for years ending after December 15, 1997. The Company does not believe, based on current circumstances, the impact of the implementation of SFAS No. 128 will be material.

     This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, that as of this date the Company has not commenced mining operations at any of its three mines; the Company requires an additional $5 million of capital to achieve a meaningful level of revenue producing operations; the lack of proven reserves at any of the Company's three mines; mining risks generally; political risks associated with the Company's operations in the Republic of South Africa; general economic conditions; currency fluctuations; and estimates of costs of production. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

            Inapplicable.

Item 2.  Changes in Securities.
         ---------------------

            Inapplicable.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

            Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

            Inapplicable.

Item 5.  Other Information.
         -----------------

            Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

            (a)  Exhibits
                 --------

                 1) EX-27 Financial Data Schedule.

            (b)  Reports on Form 8-K
                 -------------------

                 During the quarter ended March 31, 1997, the Company filed a Current Report on Form 8-K dated April 7, 1997 for purposes of reporting the sale of 802,931 shares of Common Stock pursuant to Regulation S under the Securities Act of 1933.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Global Diamond Resources, Inc.
                                    (Registrant)


Dated:  May 8, 1997                 By:  /s/ MERVYN J. McCULLOCH
                                       -------------------------
                                       Mervyn J. McCulloch,
                                       Chief Financial Officer