Form 10QSB
period 1997-06-30
GLOBAL DIAMOND RESOURCES INC
filed 1997-08-13
CIK 1003076

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________


Commission File Number 0-21635

                        Global Diamond Resources, Inc.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Nevada                                         33-0213535
-------------------------------------      ------------------------------------
    (State or other jurisdiction             (IRS Employer Identification No.)
  of incorporation or organization)

          836 Prospect Street, Suite 2B, La Jolla, California  92037
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 (619) 459-1928
                        ------------------------------
                          (Issuer's telephone number)


                                Not Applicable
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X              No
                           --------            --------

     As of August 6, 1997, the Company had 5,710,054 shares of its $.001 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

                                                                                    PAGE
                                                                                    ----
ITEM 1.   Financial Statements

Condensed Consolidated Balance Sheets at June 30, 1997 and December 31, 1996......   2
Condensed Consolidated Statements of Operations for the three month periods and
  six month periods ended June 30, 1997 and 1996..................................   3
Condensed Consolidated Statements of Cash Flows for the
  six month periods ended June 30, 1997 and 1996..................................   4
Notes to Condensed Consolidated Financial Statements..............................   5

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                      June 30, 1997 and December 31, 1996

                                 ASSETS                                      1997           1996
                                                                        --------------  --------------
                                                                          (Unaudited)
Current assets:
  Cash and cash equivalents                                             $      239,540         334,387
  Accounts receivable                                                           60,382          31,538
  Inventory                                                                     64,208          64,208
  Marketable security available-for-sale                                       200,000              --
  Prepaid expenses                                                              37,088          24,115
                                                                        --------------  --------------

                                                                               601,218         454,248

Fixed assets, net                                                              660,721         271,739
                                                                        --------------  --------------

                                                                        $    1,261,939         725,987
                                                                        ==============  ==============

                                                     LIABILITIES

Current liabilities:
  Accounts payable and accrued liabilities                              $      103,539          86,258
                                                                        --------------  --------------


                                                STOCKHOLDERS' EQUITY

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    no shares issued                                                                --              --
  Common stock, $0.001 par value, 25,000,000 shares authorized,
    5,710,054 and 5,500,054 shares issued and outstanding,
    respectively, 487,390 subscribed and unissued                                5,710           5,500
  Additional paid-in capital                                                 2,317,150       2,199,234
  Common stock subscription received, net of costs of $56,667                  853,853              --
  Accumulated deficit                                                       (1,999,278)     (1,547,612)
  Cumulative translation adjustment                                            (19,035)        (17,393)
                                                                        --------------  --------------

                                                                             1,158,400         639,729
                                                                        --------------  --------------

                                                                        $    1,261,939         725,987
                                                                        ==============  ==============

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

For the three month periods and six month periods ended June 30, 1997 and 1996
                                  (Unaudited)

                                          Three month periods ended           Six month periods ended
                                        ------------------------------       ------------------------------
                                        June 30, 1997    June 30, 1996       June 30, 1997    June 30, 1996
                                        --------------   --------------      --------------   --------------
Other Income:
  Interest income                       $      2,744            2,030               4,397             5,171
  Fee income                                     --            35,950                 --             35,950
                                        --------------   --------------      --------------   --------------

                                               2,744           37,980               4,397            41,121

Expenses:
  Business development                           --            17,585                 --             17,585
  Site investigation, option costs               --            91,239                 --            141,824
    and project costs written off
  Consulting fees                            118,126            3,200             119,045             3,200
  Depreciation                                 9,499            2,103              12,071             2,568
  Legal and accounting                        28,506           12,322              76,391            19,933
  Office and miscellaneous                    51,236           27,023              78,690            51,337
  Salaries and benefits                       87,362           21,164             138,077            40,971
  Travel                                      20,123            6,309              30,809            19,395
                                        --------------   --------------      --------------   --------------

                                             314,852          180,945             455,083           296,813

Operating loss                              (312,108)        (142,965)           (450,686)         (255,692)
Income taxes                                     180               --                 980             1,600
                                        --------------   --------------      --------------   --------------

    Net loss                            $   (312,288)        (142,965)           (451,666)         (257,292)
                                        ==============   ==============      ==============   ==============

    Net loss per share                  $      (0.06)           (0.03)              (0.08)            (0.05)
                                        ==============   ==============      ==============   ==============

    Weighted average shares                5,535,054        5,100,054           5,517,554         5,100,054
      outstanding
                                        ==============   ==============      ==============   ==============

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

            For the six month periods ended June 30, 1997 and 1996
                                  (Unaudited)

                                                         Six month periods ended
                                                    -------------------------------
                                                     June 30, 1997    June 30, 1996
                                                    --------------   --------------
Cash flows from operating activities:
  Net loss                                          $    (451,666)        (257,292)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                           12,071            2,568
    Shares issued in consideration for
      consulting fees                                     118,126               --
    (Increase) in accounts receivable                     (28,844)          (3,688)
    (Increase) in prepaid expenses                        (12,973)         (21,955)
    Increase in accounts payable and                       17,281           33,182
      accrued liabilities
                                                    --------------   --------------

      Net cash used in operating activities              (346,005)        (247,185)
                                                    --------------   --------------

Cash flows provided by financing activities:
  Subscriptions received                                  653,853               --
                                                    --------------   --------------

Cash flows from investing activities:
  Purchase of equipment, net                               (8,878)            (808)
  Development of mining properties                       (392,175)              --
                                                    --------------   --------------

    Net cash used in investing activities                (401,053)            (808)
                                                     --------------   --------------

Effects of exchange rates on cash                          (1,642)          (5,673)
                                                    --------------   --------------

Net (decrease) in cash and                                (94,847)        (253,666)
  cash equivalents

Cash and cash equivalents, beginning of period            334,387          390,439
                                                    --------------   --------------

Cash and cash equivalents, end of period            $     239,540          136,773
                                                    ==============   ==============


Supplemental disclosure of non-cash transaction.

In June 1997, the Company issued 210,000 common shares to three unaffiliated parties. The shares were issued in consideration of consulting services rendered by each party.


For the three month periods and six month periods ended June 30, 1997 and 1996

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

        As of June 30, 1997 and December 31, 1996, and for each of the three month periods and six month periods ended June 30, 1997 and 1996


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

 (2) Fixed Assets

                                              June 30,    December 31,
                                                1997          1996
                                          ------------    ------------
Mining properties under development:
    Caerwinning deposit                   $    397,837         209,553
    Grasdrif deposit                           242,295          38,404
                                          ------------    ------------

                                               640,132         247,957
  Less accumulated depreciation                 (5,831)             --
                                          ------------    ------------

                                               634,301         247,957
                                          ------------    ------------

  Equipment, at cost                            43,198          34,320
  Less accumulated depreciation                (16,778)        (10,538)
                                          ------------    ------------

                                                26,420          23,782
                                          ------------    ------------

                                          $    660,721         271,739
                                          ============    ============


     The option to purchase the Montrose-Kimberlite Pipe property was extended from October 10, 1997 to October 10, 1998. The purchase price was increased from 2,500,000 Rand (US $538,000 at August 6, 1997) to 2,800,000
     Rand (US $602,000 at August 6, 1997).

 (3) During March 1997, the Company entered into agreements with three parties ("Agreements") whereby they would subscribe, at prices ranging from $1.60 to $2.20 per share, for 802,931 common shares of the Company for a total of $1,500,000. Through June 30, 1997, subscriptions totalling $910,520 have been received by the Company in connection with these Agreements. The consideration received consisted of $710,520 in cash and 200,000 shares of a publicly traded company with a market value as of June 30, 1997 of $200,000. The shares of the publicly traded company are to be sold and the net proceeds are to be used to purchase shares in the Company at $1.90 per share. Through August 6, 1997, subscriptions totalling $898,490 have been received by the Company in connection with these Agreements. The consideration received consists of $753,177 in cash (including $42,657 from sale of 45,000 shares in the publicly traded company) and 155,000 shares of the publicly traded company with a market value as of August 6, 1997 of $145,313.

     The Company is accounting for these publicly-traded shares in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that debt and marketable equity securities be classified into one of three categories: trading, available-for-sale, or held to maturity. The Company's equity security qualifies under the provisions of SFAS No. 115 as available-for-sale.


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

     To date, the Company's activities have included the investigation and acquisition of mining property interests, exploratory and development work, completion of a drilling program at all three properties, completion of a bulk sample program at the Caerwinning Deposit and commencement of site establishment at the Grasdrif Deposit. The Company has financed its activities to date through the sale of shares of its Common Stock. As of the date of this report, the Company is engaged in the pursuit of an additional $1.5 million of capital, the proceeds of which will be used to complete exploration activities and continue with site establishment at the Grasdrif Deposit, as described below.
In March 1997, the Company entered into agreements with three parties ("Agreements") whereby they would subscribe, at prices ranging from $1.60 to $2.20 per share, for 802,931 common shares of the Company for a total of $1,500,000. Through June 30, 1997, subscriptions totalling $910,520 have been received by the Company in connection with these Agreements. The consideration received consisted of $710,520 in cash and 200,000 shares of a publicly traded company with a market value as of June 30, 1997 of $200,000. The shares of the publicly traded company are to be sold and the net proceeds are to be used to purchase shares in the Company at $1.90 per share. Through August 6, 1997, subscriptions totalling $898,490 have been received by the Company in connection with these Agreements. The consideration received consists of $753,177 in cash (including $42,657 from sale of 45,000 shares in the publicly traded company) and 155,000 shares of the publicly traded company with a market value as of August 6, 1997 of $145,313.

     As of the date of this report, the Company is seeking to acquire $6 million of capital in addition to that sought to be obtained pursuant to the Agreements through the nonpublic offering of shares of its Common Stock and convertible debt, and long-term debt. However, there are no firm commitments or agreements on the part of any party at this time to provide any additional capital to the Company and there can be no assurance that the Company will be able to obtain sufficient additional capital in order to attain a meaningful level of operations. If the Company is unable to raise additional capital, the Company may not be able to commence revenue producing operations or finance the exercise of certain options to acquire mining properties prior to their termination.

     The Company's plan of operations for the next 12 months include the completion of exploratory work and the commencement of production at all three of its present mining properties, subject to the receipt of additional financing. The Company intends to undertake the following activities at each of its three properties, in the following order of priority. Subject to the Company's receipt of an additional $2 million in capital to be applied towards such purpose, the Company intends to complete site establishment, including the development of roads, power, housing and water, and commence mining operations at the Grasdrif Deposit. The Company believes that site establishment will take approximately 4 months, after which the Company would propose to commence production at the Grasdrif Deposit. The Company intends to commence production at the Caerwinning Deposit, subject to its receipt of an additional $1.5 million of capital to be applied towards this purpose. The Company intends to commence a bulk sampling program at the Montrose Pipe subject to its receipt of an additional $400,000 in capital to be applied towards this purpose. If the results from the proposed bulk sampling program are successful, the Company intends to conduct open pit mining to a depth of 30 meters which would be followed by underground mining activity. The Company estimates that it will require $3 million in capital expenditures and 2 years of development in order to commence underground mining operations at the Montrose Pipe.

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

     This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, that as of this date the Company has not commenced mining operations at any of its three mines; the Company requires an additional $6 million of capital to achieve a meaningful level of revenue producing operations; the lack of proven reserves at any of the Company's three mines; mining risks generally; political risks associated with the Company's operations in the Republic of South Africa; general economic conditions; currency fluctuations; and estimates of costs of production. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

          Inapplicable.

Item 2.  Changes in Securities.
         ---------------------

          In June 1997, the Company issued 210,000 common shares to three unaffiliated parties. The shares were issued in consideration of consulting services rendered by each party. The common shares were issued pursuant to
Section 4(2) of the Securities Act of 1933. There were no underwriters involved in the transactions.

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

          Inapplicable.

Item 5.  Other Information.
         -----------------

          Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

          (a)  Exhibits
               --------

               Inapplicable.

          (b)  Reports on Form 8-K
               -------------------

               Inapplicable.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Global Diamond Resources, Inc.
                                    (Registrant)


Dated:  August 6, 1997              By:  /s/ MERVYN J. McCULLOCH
                                       -------------------------
                                       Mervyn J. McCulloch,
                                       Chief Financial Officer