Form 10QSB
period 1997-09-30
GLOBAL DIAMOND RESOURCES INC
filed 1997-11-13
CIK 1003076

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

     [_]     TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________


Commission File Number 0-21635

                         Global Diamond Resources, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Nevada                                     33-0213535
 --------------------------------                  -------------------
(State or other jurisdiction                       (IRS Employer
of incorporation or organization)                  Identification No.)

           836 Prospect Street, Suite 2B, La Jolla, California  92037
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

     As of November 11, 1997, the Company had 7,026,771 shares of its $.001 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheet at September 30, 1997..................  2
Condensed Consolidated Statements of Operations for the three month periods and nine month periods ended September 30, 1997 and 1996..........  3
Condensed Consolidated Statements of Cash Flows for the
  nine month periods ended September 30, 1997 and 1996......................  4
Notes to Condensed Consolidated Financial Statements........................  5

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                               September 30, 1997
                                  (Unaudited)


                 Assets
Current assets:
  Cash and cash equivalents                                            $    88,292
  Accounts receivable                                                       37,893
  Marketable security available-for-sale                                    22,500
                                                                       -----------
                                                                           148,685
Fixed assets, net                                                          994,593
                                                                       -----------
                                                                       $ 1,143,278
                                                                       ===========
                Liabilities

Current liabilities:
  Accounts payable and accrued liabilities                             $    42,059
                                                                       -----------

            Stockholders' Equity

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    no shares issued                                                            --
  Common stock, $0.001 par value, 25,000,000 shares authorized,
    6,425,439 shares issued and outstanding, 432,772 subscribed
    and unissued                                                             6,425
  Additional paid-in capital                                             2,625,809
  Common stock subscription received, net of costs of $38,782              792,204
  Accumulated deficit                                                   (2,296,126)
  Cumulative translation adjustment                                        (27,093)
                                                                       -----------
                                                                         1,101,219
                                                                       -----------
                                                                       $ 1,143,278
                                                                       ===========

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

For the three month periods and nine month periods ended September 30, 1997 and
                                      1996
                                  (Unaudited)

                                           Three month periods ended                        Nine month periods ended
                                         ------------------------------                 -------------------------------
                                         September 30,    September 30,                 September 30,     September 30,
                                             1997             1996                          1997              1996
                                         -------------    -------------                 -------------     --------------
Other Income:
  Interest income                         $   1,390            1,188                        5,787              6,359
  Fee income                                     --               --                           --             35,950
                                          ---------        ---------                    ---------          ---------
                                              1,390            1,188                        5,787             42,309
Expenses:
  Business development                       36,000          (10,692)                      36,000              6,893
  Site investigation, option costs
    and project costs written off            11,396          (92,111)                      11,396             49,713
  Consulting fees                            66,225            6,838                      185,270             10,038
  Depreciation                                6,677            1,298                       18,748              3,866
  Legal and accounting                       30,526           46,155                      106,917             66,088
  Office and miscellaneous                   30,160           13,888                      108,850             65,225
  Salaries and benefits                      84,179           47,667                      222,256             88,638
  Travel                                     33,075           59,143                       63,884             78,538
                                          ---------        ---------                    ---------          ---------
                                            298,238           72,186                      753,321            368,999

Operating loss                             (296,848)         (70,998)                    (747,534)          (326,690)
Income taxes                                     --               24                          980              1,624
                                          ---------        ---------                    ---------          ---------
    Net loss                              $(296,848)         (71,022)                    (748,514)          (328,314)
                                          ---------        ---------                    ---------          ---------
    Net loss per share                    $   (0.05)           (0.01)                       (0.13)             (0.06)
                                          =========        =========                    =========          =========
    Weighted average shares
      outstanding                         5,829,285        5,206,721                    5,621,464          5,134,498
                                          =========        =========                    =========          =========

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

          For the nine month periods ended September 30, 1997 and 1996
                                  (Unaudited)


                                                            Nine month periods ended
                                                         ------------------------------
                                                         September 30,    September 30,
                                                              1997             1996
                                                        --------------    -------------
Cash flows from operating activities:
  Net loss                                                   $(748,514)        (328,314)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                                18,748            3,866
    Shares issued in consideration for
      consulting fees                                          177,500               --
    Increase in accounts receivable                             (6,355)          (9,457)
    Decrease (increase) in inventory                            64,208          (67,699)
    Decrease in prepaid expenses                                24,115            5,275
    Increase (decrease) in accounts payable and
      accrued liabilities                                      (44,199)          20,548
                                                             ---------         --------
      Net cash used in operating activities                  $(514,497)        (375,781)
                                                             ---------         --------

Cash flows provided by financing activities:
  Subscriptions received (refunded)                            769,704          (83,333)
  Proceeds from issuance of common shares                           --          761,092
                                                             ---------         --------
    Net cash provided by financing activities                  769,704          677,759
                                                             ---------         --------

Cash flows from investing activities:
  Purchase of equipment, net                                  (114,629)          (8,411)
  Development of mining properties                            (376,973)        (123,985)
                                                             ---------         --------
    Net cash used in investing activities                     (491,602)        (132,396)
                                                             ---------         --------

Effects of exchange rates on cash                               (9,700)          (7,492)
                                                             ---------         --------
Net increase (decrease) in cash and
  cash equivalents                                            (246,095)         162,090

Cash and cash equivalents, beginning of period                 334,387          390,439
                                                             ---------         --------
Cash and cash equivalents, end of period                     $  88,292          552,529
                                                             =========         ========

Supplemental disclosure of non-cash transaction.

In 1997, the Company issued 310,000 common shares to three unaffiliated parties. The shares were issued in consideration of consulting services rendered by each party.
In September 1997, the Company purchased plant and equipment for $350,000. The Company paid $100,000 in cash and issued 615,385 common shares for the balance, being the number of shares based on their market value on the date of purchase.

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

            As of September 30, 1997 and for each of the three month periods and nine month periods ended September 30, 1997 and 1996


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

(2) Fixed Assets

            Mining properties under development:
                Caerwinning deposit                        $287,499
                Grasdrif deposit                            337,201
                                                           --------
                                                            624,700
            Less accumulated depreciation                    (8,487)
                                                           --------
                                                            616,213
                                                           --------
            Plant and equipment, at cost                    350,000
                                                           --------

            Equipment, at cost                               48,949
            Less accumulated depreciation                   (20,569)
                                                           --------
                                                             28,380
                                                           --------
                                                           $994,593
                                                           ========

(3) During March 1997, the Company entered into agreements with three parties ("Agreements") whereby they would subscribe, at prices ranging from $1.60 to $2.20 per share, for 802,931 common shares of the Company for a total of $1,500,000 in cash and shares of a publicly traded company. The shares of the publicly traded company were to be sold and the net proceeds were to be used to purchase shares in the Company at $1.90 per share. Through September 30, 1997, subscriptions totalling $830,986 have been received by the Company in connection with these Agreements. The consideration received consisted of $808,486 in cash (including $97,966 from the sale of 100,000 shares in the publicly traded company) and 100,000 shares of the publicly traded company with a market value as of September 30, 1997 of $22,500. In November 1997, the Company issued 432,772 common shares and returned the 100,000 shares in the publicly traded company to the subscribers.

    In the quarter ended September 30, 1996, site investigation costs of $90,500 incurred in the bulk sample on the Caerwinning deposit, which were written off in the prior two quarters, were capitalized. This was due to the large increase in the size of the bulk sample in that quarter to an extent that the accounting policies of the Company required capitalizing of all the bulk sample costs incurred at the Caerwinning deposit.

     During October and November 1997, warrant holders exercised outstanding warrants for the purchase of 163,560 common shares of the Company at an exercise price of Cdn $0.75 per share, resulting in receipt of $87,619 by the Company.

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

     As of the date of this report, the Company is seeking to acquire $6 million in capital through the nonpublic offering of shares of its Common Stock and convertible debt, and long-term debt. However, there are no firm commitments or agreements on the part of any party at this time to provide any additional capital to the Company and there can be no assurance that the Company will be able to obtain sufficient additional capital in order to attain a meaningful level of operations. If the Company is unable to raise additional capital, the Company not be able to commence revenue producing operations or finance the exercise of certain options to acquire mining properties prior to their termination. During October and November 1997, warrant holders exercised outstanding warrants for the purchase of 163,560 common shares of the Company at an exercise price of Cdn $0.75, resulting in receipt of $87,619 by the Company.

     The Company's plan of operations for the next 12 months includes the completion of exploratory work and the commencement of production at all three of its present mining properties, subject to the receipt of additional financing. The Company intends to undertake the following activities at each of its three properties, in the following order of priority. Subject to the Company's receipt of an additional $2.5 million in capital to be applied towards such purpose, the Company intends to complete site establishment, including the development of roads, power, housing and water, and commence mining operations at the Grasdrif Deposit. The Company believes that site establishment will take approximately four months, after which the Company would propose to commence production at the Grasdrif Deposit. The Company intends to commence production at the Caerwinning Deposit, subject to its receipt of an additional $1.5 million of capital to be applied towards this purpose. The Company intends to commence a bulk sampling program at the Montrose Pipe subject to its receipt of an additional $600,000 in capital to be applied towards this purpose. If the results from the proposed bulk sampling program are successful, the Company intends to conduct open pit mining to a depth of 30 meters which would be followed by underground mining activity. The Company estimates that it will require $3 million in capital expenditures and two years of development in order to commence underground mining operations at the Montrose Pipe.

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". This Statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This Statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. At this time the Company does not believe that this Statement will have a significant impact on the financial position or results of operations for the year ending December 31, 1997.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This Statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. At this time the Company has determined that this Statement will have no significant impact on the financial position or results of operations for the year ending December 31, 1997.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purposes financial statements. This Statement shall be effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. At this time the Company does not believe that this Statement will have a significant impact on the financial position or results of operations for the year ending December 31, 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This Statement shall be effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. At this time the Company does not believe that this Statement will have a significant impact on the financial position or results of operations for the year ending December 31, 1998.

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

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits
               --------

               Inapplicable.

          (b)  Reports on Form 8-K
               -------------------

               The Company filed a Current Report on Form 8-K dated September 4, 1997 for purposes of reporting the sale of common shares pursuant to Regulation S under the Securities Act of 1933.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Global Diamond Resources, Inc.
                                    (Registrant)


Dated:  November 11, 1997           By:  /s/ MERVYN J. McCULLOCH
                                       -------------------------
                                        Mervyn J. McCulloch,
                                        Chief Financial Officer