Form 10KSB
period 1997-12-31
GLOBAL DIAMOND RESOURCES INC
filed 1998-03-31
CIK 1003076

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission file number 0-21635


                         Global Diamond Resources, Inc.
                 (Name of Small Business Issuer in its charter)


                 Nevada                            33-0213535
 ----------------------------------------      -------------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification No.)


      836 Prospect Street, Suite 2B
         La Jolla, California                          92037
 ----------------------------------------      --------------------
 (Address of principal executive offices)            (Zip Code)



         Issuer's telephone number, including area code  (619) 459-1928
                                                         --------------

Securities to be registered under Section 12(b) of the Act:

     Title of each class                        Name of each exchange on which
     to be so registered                        each class is to be registered


     None                                               N/A
 ----------------------------------------      --------------------


Securities to be registered under Section 12(g) of the Act:

                         Common Stock, $.0005 par value

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The market value of the voting stock held by non-affiliates of the registrant as of March 23, 1998 was approximately $7,036,472.

The number of shares of the Common Stock outstanding as of March 23, 1998 was 24,075,890.

                  Documents incorporated by reference:   None.

Part I

Item 1.  Description of Business.


Business Development
--------------------

     Certain mining and geological terms used below are defined in the section "Glossary," below. The Company has entered into certain financial commitments payable in Rand, the unit of currency of the Republic of South Africa. All Rand based amounts are designated by the symbol R. As of March 23, 1998, the Rand-Dollar exchange rate was 4.979 Rand to one U.S. Dollar. Unless otherwise indicated, all share information contained in this report has been adjusted to give effect for a two for one split of the outstanding shares of Common Stock effected on December 19, 1997.


     Global Diamond Resources, Inc., a Nevada corporation ("Company"), was formed under the laws of the State of Nevada on January 7, 1987 under the name Lohengrin, Inc. for the purpose of conducting an unspecified offering of its securities and then applying the net proceeds towards the acquisition of one or more businesses. In March and April 1987, the Company conducted a public offering of 69,334 shares of its Common Stock pursuant to an offering statement on Form 1-A filed with the Securities and Exchange Commission. In that public offering, the Company sold 48,534 shares at an offering price of $1.44 per share. From April 1987 to March 1988, the Company's operations consisted solely of the investigation of acquisition candidates.

     In March 1988, the Company entered into an Agreement of Merger and Plan of Reorganization ("Western Capital Agreement") pursuant to which it acquired all of the outstanding common shares of capital stock of Western Capital Leasing Corporation, a California corporation engaged in the business of equipment financing. At that time, the Company changed its corporate name to Western Capital Financial Corporation. Pursuant to the Western Capital Agreement, the Company issued to the stockholders of Western Capital Leasing Corporation 182,626 shares of the Common Stock of the Company. Between March 1988 and March 1992, the Company acted as a holding corporation for its wholly-owned subsidiary, Western Capital Leasing Corporation. However, as a result of declining interest rates and an economic recession, Western Capital Leasing Corporation's business became less profitable to the point that in 1992 Western Capital Leasing Corporation discontinued active business operations. Between March 1992 and July 1995, the Company and Western Capital Leasing Corporation were both inactive.

     In July 1995, the Company acquired all of the outstanding shares of common stock of Global Diamond Resources Inc. ("Global Diamond-BC"), a British Columbia corporation. At the time, Global Diamond-BC served as a holding company for its South African operations. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated July 17, 1995, the Company acquired from the shareholders of Global Diamond-BC all of the issued and outstanding capital shares of that corporation in exchange for the Company's issuance of 8,830,000 shares of Common Stock of the Company (representing 95% of the issued and outstanding shares of the Common Stock after giving effect to the reorganization) and warrants to purchase 1,100,000 shares of Common Stock, at Canadian $.375 per share, expiring on December 31, 1997. The terms of the reorganization were the result of arm's-length negotiations between management of the Company and management of Global Diamond-BC. Prior to the consummation of the reorganization, the Company divested itself of its interest in Western Capital Leasing Corporation by selling all of the issued and outstanding shares of the common stock of Western Capital Leasing Corporation to its founder, Weston J. Coolidge, for $1.00. At the time of the divestiture, Western Capital Leasing Corporation was a dormant corporation without assets or operations of any kind. Subsequent to the reorganization, the Company changed its corporate name to Global Diamond Resources, Inc.

     On December 5, 1997, the Company entered into a Securities Purchase Agreement with International PCM Holdings Limited ("PCM") pursuant to which PCM has invested $4,600,000 in the Company with a commitment to advance an additional $1,400,000 subject to the fulfillment of certain conditions. Under the terms of the Agreement, PCM purchased 7,050,482 shares of Common Stock for the purchase price of $3,000,000. In addition, PCM agreed to lend the Company up to $3,000,000 pursuant to a Secured Convertible Promissory Note in the original principal amount of $3,000,000 issued by a wholly-owned offshore subsidiary of the Company. To date, PCM has advanced $1,600,000 under the Note to the Company's subsidiary and has agreed to advance the balance of $1,400,000 at such time as the Company acquires government approval of the mineral lease for the Caerwinning Deposit. See "Business of the Issuer - The Caerwinning Deposit." The Note issued to PCM is secured by 100% of the stock of the Company's South African subsidiary, Global Diamond Resources (SA) (Pty) Limited, which holds all of the Company's mining properties, plant and equipment.

     Under the terms of the Note, the outstanding principal accrues interest at a rate of 15% per year, payable in arrears in bi-annual installments, with all principal and interest due within five years from the date of the Note. The principal and interest under the Note is convertible in to a maximum of 1,807,816 shares of Common Stock of the Company at the rate of $.425 per share. The Note does not contain any penalties for prepayment, however the Note does include certain negative and affirmative financial and operational covenants on the part of the Company. In addition to the foregoing, PCM received warrants to purchase up to 807,852 shares of Common Stock at prices ranging from $.25 to $.375. On March 11, 1998, PCM exercised warrants to purchase 172,286 shares of Common Stock at an exercise price of Cdn$.375 per share. The Company will use the proceeds from the PCM financing to further its mining operations in South Africa.

     The Company has agreed to expand its Board of Directors to nine members and appoint three nominees of PCM to the Board.

     In December 1997, the Board of Directors approved a two for one split of the outstanding shares of Common Stock of the Company and a change in its authorized Common Stock from 25 million shares of $.001 par value Common Stock to 50 million shares of $.0005 par value Common Stock. The effective date of the split was December 19, 1997.

     Unless the context otherwise requires, all references to the Company include its wholly-owned subsidiaries, Global Diamond Resources Inc., a British Columbia corporation, Global Diamond Resources (SA) (Pty) Limited, a South African corporation, Global Diamond Resources International Limited, a British Virgin Islands corporation, and Nabas Diamonds (Pty) Limited, a South African corporation. The Company's executive offices are located at 836 Prospect Street, Suite 2B, La Jolla, California 92037; Telephone (619) 459-1928.

Business of the Issuer
----------------------

     General

     The Company is engaged in diamond exploration and mining. The Company has acquired one mining property (the Grasdrif Deposit), exercised an option to acquire a second mining property (the Caerwinning Deposit), and acquired an option to purchase a third mining property (the Montrose Kimberlite Pipe), all of which are located in the Republic of South Africa. The Company's current mine projects include:

     The Grasdrif Deposit. The property is an alluvial deposit on the inner bank of the Orange River in the Northern Cape Province. Based on previous exploration, the deposit is estimated to contain 80.43 million tonnes of in situ diamondiferous gravel. Between 1973 and 1984, a previous producer recovered in excess of 700,000 carats of high quality large gemstones from some 19 million tonnes of gravel from properties in the area. The Company owns the rights to this property. The Company has commenced site establishment, including the development of roads, power, housing and water, and expects to commence full scale mining operation at the Grasdrif Deposit in the second quarter of 1998.

     The Caerwinning Deposit. The property is an alluvial deposit downstream of the confluence of the Vaal and Harts Rivers in the Griqualand West area of the Northern Cape Province. The property is estimated to include 38.3 million tonnes of in situ diamondiferous gravel. During the period February 1989 to October 1994, 3,685 carats of high quality large gemstones with an average value of $488 per carat were recovered from this property. The Company has exercised an option to acquire the Caerwinning Deposit in June 1996 and completed a bulk sample in September 1996 in which it recovered 60 diamonds with a combined weight of 111.05 carats and a value of $642 per carat. The Company intends to commence full scale mining operations at the Caerwinning Deposit in the second quarter of 1998.

     The Montrose Kimberlite Pipe. The property is located 30 kilometers east of Pretoria in the Gauteng Province, and is part of the Pretoria Group geological formation which includes the Premier Diamond Mine. Geological testing and drilling evidences a diamondiferous kimberlite pipe with a surface dimension of 4.25 hectares and a depth of 400 meters, which indicates a geological resource in excess of 9 million tonnes. The Company has acquired an option to purchase the Montrose Pipe which expires on October 10, 1998 and has commenced an extensive drilling program at the site in March 1998.

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

     Mining Operations

     The Company intends to construct at each mining deposit a state-of-the-art recovery plant for purposes of processing ore or gravel. Each recovery plant will consist of a wash plant and associated screens, tables and separators that will employ water, agitation, gravity and centrifugal force to separate the heavier diamondiferous material from the lighter gravel. In the case of ore from a kimberlite pipe, the ore will be delivered to the plant in large chunks and those chunks will initially be subjected to a primary crusher that will mill the ore into smaller blocks five inches thick. This crushed ore will be passed through a high capacity electronic sorting machine. The electronic sorting machine beams an X-Ray over the ore, which will cause any diamonds to fluoresce. When a light sensor identifies the fluorescent diamonds, the electronic sorting machine activates a trap door and the diamonds drop into a secured recovery chamber. The crushed ore is passed through a secondary crusher that will mill the ore into smaller blocks two inches thick. In the case of gravel from an alluvial deposit, the gravel is initially passed over a grizzly that catches and rejects all rocks six inches or greater in size. From this point, the recovery process is virtually the same in the case of pipe or alluvial ore. The ore then passes though screens which further reduces the size. At this point water will be introduced, turning the ore into a slurry. The slurry passes through the pan plant in which centrifugal force is used to separate the heavier diamondiferous ore from the lighter ore. The heavier ore then passes through an electronic sorting machine which recovers diamonds as described above.

     The lighter ore recovered from the pan plants described above is passed through a dense medium separation process through which centrifugal force is used to again separate the heavier diamondiferous ore from the lighter ore. This heavier ore is also passed through the electronic sorting machine as described above. A grease table will also be used where the climatic conditions favor its use. From the electronic sorting machine the slurry is run over a grease table. Because water does not adhere to diamonds, any freed diamonds will stick to the grease table whereas the remainder of the slurry will slide over the grease. The ore from the grease table is sent through a ball mill and the ore is reduced to pulp. The ore from the bail mill is sifted through small mesh screens to recover any remaining diamonds, and the residue is sent to the tailing pile.

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

     The Grasdrif Deposit

     Property Rights. The Grasdrif Deposit is an alluvial diamond deposit located on the inner bank of the Orange River in the Northern Cape Province. The rights to the deposit are owned by Nabas Diamonds (Pty) Limited, a wholly-owned subsidiary of the Company. Nabas Diamonds has acquired exclusive rights to prospect the deposit from appropriate governmental agencies, subject to Nabas Diamonds' payment of a royalty to the state in the amount of 5% of the gross selling price of the production from the deposit.

     Pursuant to a Shareholder Agreement, dated March 24, 1995, between Global Diamond Resources (SA) (Pty) Limited and the promoters of Nabas Holdings (Pty) Limited ("Nabas Holdings"), an unaffiliated South African corporation, the parties formed Nabas Diamonds and owned the company on a 50/50 basis. Nabas Holdings assigned the rights to the Grasdrif Deposit to Nabas Diamonds.
Pursuant to an Agreement between the parties dated November 22, 1997, Nabas Holdings sold its 50% interest in Nabas Diamonds to the Company for R800,000 (US$164,000), 1,000,000 shares of Common Stock and a common stock purchase warrant to purchase 500,000 shares of Common Stock, at a price of $.375 per share, expiring December 1, 1998. In addition, the Company agreed to appoint to its Board of Directors one nominee of Nabas Holdings. Nabas Holdings has nominated Mr. Charles MacDonald to the Company's board.

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

     Reserves.  Based on previous exploration and production activity by Namex
(Pty) Limited ("Namex"), a South African mining company, the Company estimates that the deposit contains approximately 80.43 million tonnes of in situ diamondiferous gravel. The management of Namex at the time of such production included several individuals who presently serve as senior management of the Company, including Johann de Villiers.

     Historical Production. The Grasdrif Deposit was prospected for the first time by Namex. Between 1973 and 1984, Namex produced 706,607 carats from 19,613,759 tonnes of ore, for an average grade of 3.6 carats per 100 tonnes from properties in the area.

     Mining Plan. The Company has commenced site establishment at the Grasdrif Deposit, including the development of roads, power, housing and water, and expects to commence full scale mining operations at the Grasdrif Deposit in the second quarter of 1998. The Company intends to conduct all mining and recovery activities directly. However, in the event the Company encounters calcified deposits that require blasting, it intends to engage contractors for this purpose. The Company estimates that it will incur up to R14 million ($2,810,000 as of March 23, 1998) in expenses in developing and mining the Grasdrif Deposit before it will commence the recovery of diamonds.

     The Caerwinning Deposit

     Property Rights. The Company has acquired the exclusive rights to conduct mining operations at the Caerwinning Deposit, a 2,333 hectare alluvial deposit located in the Northern Cape Province. The Caerwinning Deposit lies on "alienated State land" pursuant to the Precious Stones Act of 1964 and, therefore, the Republic of South Africa owns all rights to the precious stones on the property. In 1978, Lama Minerals CC acquired from the Minister of Mines the necessary approvals to mine the surface and subsurface of the deposit. In June 1996, the Company exercised its option to acquire the mineral lease to the alluvial deposit from Lama Minerals CC for R1.14 million ($229,000 as of March 23, 1998). However, if kimberlite pipes or fissures are found on the property during prospecting or mining of the alluvial deposit, the Company will be required to pay an additional R8 million ($1,607,000 as of March 23, 1998) to Lama Minerals CC prior to the Company's mining of the pipes or fissures. The Company's acquisition of the mineral lease is subject to government approval which is expected in the second quarter of 1998. The Company believes that as a condition to the governmental approval it will be required to pay the government 5 percent of the gross selling price of the monthly production from the deposit, with a minimum payment of R50,000 ($10,000 as of March 23, 1998) per year.

     Pursuant to the mineral lease, the Company has an initial ten year right to mine the Caerwinning Deposit (with a ten year renewal option), subject to Lama Minerals CC's right to terminate the mineral lease based on the Company's default thereunder. The Company's principal obligations to Lama Minerals CC under the lease are to comply with all South African mining regulations, restore disturbed land to the satisfaction of Lama Minerals CC and to compensate Lama Minerals CC for lost farming profits to the extent any mining operations disturb cultivated land.

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

     Historical Production. The Caerwinning Deposit has been mined sporadically since 1969. Over the years, various producers have recovered 4,539 carats. Over the last six years, the most recent contractor, Mr. Pieter van Wyk, recovered 3,685 carats from 344,400 tonnes of ore, for an average grade of 1.07 carats per 100 tonnes. A review of available production records indicates that 90 to 95% of the diamonds recovered were of gem quality, and that the average price received during the last six years of production was $488 per carat. Mr. van Wyk has served as Chief Consulting Geologist for the Company from July 1994 to February 1998. In February 1998, Mr. van Wyk was appointed to serve as Director of Exploration and Mining of the Company and was also appointed to serve on the Company's Board of Directors. In September 1996, the Company conducted a bulk sampling of the property in which it recovered 60 diamonds with a combined weight of 111.05 carats and with an average value of $642 per carat.

     Mining Plan. The Company intends to commence full scale production at the Caerwinning Deposit in the second quarter of 1998. The Company intends to conduct directly all mining and recovery activities at the

Caerwinning Deposit. However, in the event the Company encounters calcified deposits that require blasting, it intends to engage contractors for this purpose.

     The Montrose Kimberlite Pipe

     Property Rights. The Company has acquired exclusive prospecting rights and an option to purchase a farm in the Gauteng Province, which includes a mining prospect known as the Montrose No. 3 (referred to herein as the "Montrose Pipe"). Pursuant to a Notarial Prospecting Contract between Maria Anna Gobey and Global Diamond Resources (SA) (Pty) Limited, the Company has acquired the exclusive rights to prospect on the property until October 10, 1998 in consideration of the Company's payment of R54,000 (US$11,000) and 10% of the value of all minerals recovered by the Company during the prospecting period. The Company also has the exclusive option until October 10, 1998 to purchase the farm for R2.8 million ($562,000 as of March 23, 1998). The Company holds a prospecting permit from the government which expires October 10, 1998 and is renewable annually, subject to government approval.

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

     Mining Plan. The Company commenced an extensive drilling program at the Montrose Pipe in March 1998. If the results from the drilling program are successful, the Company will conduct an extensive underground bulk sample in the latter half of 1998 and first quarter of 1999. If the results from the underground bulk sampling program are successful, the Company will conduct open pit mining to a depth of 30 meters commencing in 1999. While final pit design will depend on exploration results, the Company presently plans to excavate 10 meter benches at a pit slope angle of 55 degrees. Based on a surface area of 4.25 hectares, the Company estimates that open pit mining will result in the recovery of 1.06 million tonnes of ore and an estimated life of the open pit of 1.77 years. Based on the high estimated capital cost of open pit mining at the Montrose Pipe, the Company intends to engage mine operators on a contract basis in order to take advantage of the economies offered by a larger mine operator.

     The Company will commence underground mining activity upon the completion of open-pit mining. During the initial phase of underground mining, the existing shaft will be refurbished and enlarged to a depth of 100 meters. A second shaft for ventilation purposes will be developed to a depth of 100 meters. Next, the Company intends to excavate adits at the 33 meter level in order to carry out bulk sampling. The Company presently estimates that R14.1 million ($2,832,000 as of March 23, 1998) in capital expenditures and two years of development will be required in order to commence underground mining operations.

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

     Mining rights in the Republic of South Africa are governed by the Minerals Act No. 50 of 1991. Pursuant to the Minerals Act, the right to prospect or mine is dealt with in terms of the common law, which entitles the holder of the right to the minerals on his land to prospect and mine. This common law right is, however, made subject to the provisions of the Minerals Act, which state that no common law right to prospect or mine minerals may be exercised unless the prescribed statutory authorization has been obtained in the form of a permit to prospect or an authorization to mine. A prerequisite for the granting of the authorization is that the applicant must be the holder of the common law right to the minerals. Pursuant to assignments from the holders of the common law mineral rights, the Company has obtained government authorization to prospect the Grasdrif Deposit and the Montrose Kimberlite Pipe and government authorization to prospect and mine the Caerwinning Deposit. The

Company expects to acquire the common law mineral rights and direct government authorization to prospect and mine the Caerwinning Deposit by mid-1998. The Company believes it will be granted the necessary authorization to mine the Grasdrif Deposit and the Montrose Kimberlite Pipe in a timely manner.

Employees

     The Company employs 52 persons, including three management level employees in the U.S. and seven managers and 42 laborers in the Republic of South Africa. None of the Company's employees are unionized or otherwise subject to a collective bargaining agreement and the Company believes that its relationship with its employees is excellent.

Glossary

     Set forth below are definitions of certain mining and geological terms used in this report.

Adit                  A horizontal tunnel from a shaft to a kimberlite pipe
----                  through which the pipe is mined and the ore is excavated.

Alluvial Deposit      A deposit of alluvium (deposits made by water) made by a
----------------      stream where it runs out onto a level plain or meets a
                      slower stream.

Bedrock               The solid rock underlying mineral-bearing gravel, sand,
-------               clay, etc.  and upon which alluvial diamond rests.

Bench Cuts            The excavation of a flat bench or dirt on a slope to
----------            stabilize the slope or to remove material of value in
                      open pit mining.

Bulk Sampling         Acquiring a large (often several thousand tons) sample of
-------------         rock obtained by mining, excavation, digging or drilling
                      large diameter holes. Bulk sampling is necessary to determine the grade and value of diamonds contained in a property.

Carat                 A small unit of weight for precious stones equal to 200
-----                 milligrams or 0.2 grams.

Diamondiferous        Containing diamonds.
--------------

Geophysical Surveys   Measuring and recording any geophysical properties over a
-------------------   specific area, e.g., gravity, magnetics, electrical
                      conductivity, acoustical velocities, etc., utilizing instruments on land, water or airborne.

Grade                 The number of carats (weight) in a physical unit of ore,
-----                 normally in carats per 100 tonnes.

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

Kimberlite            One of two primary types of diamond-bearing rock and the
----------            most common, often characterized by a carrot-shaped
                      structure referred to as a kimberlite "pipe."

Magnetic Surveys      Measuring the magnetic variations in the Earth's crustal
----------------      rocks over a specified area by installing a magnetometer
                      within, or by towing a
                    magnetometer behind an aircraft and recording the variation in the Earth's magnetic field. Useful in detecting kimberlite and ilmenite bodies due to the presence of magnetite in kimberlite.

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

Ore                 A mineral deposit containing one or more metals that can
---                 be mined or treated commercially.  See "Reserves."

Petrology           The science that deals with the origin, history,
---------           occurrence, structure, chemical and mineralogical
                    composition and classification of rocks.

Probable Reserves   Reserves for which quantity and grade and/or quality are
-----------------   computed from information similar to that used for proven
                    reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. See "Reserves" and "Proven Reserves."

Prospecting         Searching for diamonds by any means and the recovery of
-----------         diamonds through searching, but does not include "mining"
                    (i.e., excavation for purposes of recovering diamonds in commercial amounts). See "Mining."

Proven Reserves     Reserves for which (a) quantity is computed from dimensions
---------------     revealed in outcrops, trenches, workings or drill holes,
                    grades and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.
                    See "Reserves" and "Probable Reserves."

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


Item 2.  Description of Property.

         The Company's executive offices are located in La Jolla, California and consist of approximately 485 square feet of leased premises. The Company's lease for these premises expires on March 31, 1999 and provides for monthly rent of $1,067. The Company also leases approximately 260 square feet in the SA Diamond Center in Johannesburg, South Africa. The lease, which is effective from March 1, 1998, provides for monthly rental of R736 ($148 as of March 23, 1998) and expires on February 28, 2003. See "Item 1. Business and Properties - The Caerwinning Deposit; The Montrose Kimberlite Pipe; and The Grasdrif Deposit" for a description of the Company's mining properties.

Item 3.  Legal Proceedings.

     From time-to-time, the Company is subject to certain litigation in the ordinary course of business. At the present time, the Company is not party to any pending legal proceedings that it believes will have a material adverse effect on its financial position, results of operations or liquidity.


Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to the security holders of the Company during the fourth quarter of fiscal year 1997.


Part II

Item 5.  Market for Common Equity and Related Shareholder Matters.

     The Company's Common Stock has been listed on the OTC Bulletin Board under the symbol "GDRS" since August 12, 1996. During the twelve months ended December 31, 1997, the high and low closing sale prices (as adjusted for the two for one split effected in December 1997) were $.95 and $.18, respectively. The Company considers its Common Stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of March 23, 1998, there were approximately 138 record holders and 470 beneficial holders of the Company's Common Stock.

     The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

     During the fiscal year ended December 31, 1997, the Company sold unregistered shares of its Common Stock in the following transactions:

     A. In March 1997, the Company entered into separate agreements with three parties pursuant to which those parties purchased 865,544 shares of Common Stock for a total of $808,486. The offering was conducted pursuant to Regulation S under the Securities Act of 1933 (the "Act"). In connection with this offering, the Company issued to a finder unaffiliated with the Company 64,680 shares of Common Stock and a common stock purchase warrant entitling the holder to purchase 808,486 shares of Common Stock at an exercise price of $.25 per share expiring March 31, 2000. The securities were issued to the finder pursuant to Regulation S under the Act.

     B. In June, October and November 1997, the Company issued 1,310,000 shares of Common Stock in consideration of services rendered to seven consultants. The securities were issued pursuant to Regulation S under the Act. There were no underwriters involved in the transaction.

     C. In August and October 1997, the Company granted to five directors of the Company options to purchase an aggregate of 500,000 shares of Common Stock, at an exercise price of $.75 per share. The options are immediately exercisable and expire on December 31, 2000. The securities were issued pursuant to Section 4(2) under the Act. There were no underwriters involved in the transaction.

     D. In August 1997, the Company granted to a shareholder of the Company options to purchase 200,000 shares of Common Stock, at an exercise price of $.75 per share. The options are immediately exercisable and expire on December 30, 1998. The securities were issued pursuant to Regulation S under the Act. There were no underwriters involved in the transaction.

     E. In September 1997, for the purpose of inducing the holders of outstanding warrants, which entitled the holders to purchase shares of Common Stock at an exercise price of Cdn $.375 per share, to exercise such warrants by September 30, 1997, the Company offered to the warrantholders an additional warrant to purchase one share of Common Stock for every four shares of Common Stock purchased under the outstanding warrants. In September 1997, the holders of the outstanding warrants exercised such warrants for 698,000 shares of Common Stock for the gross proceeds of Cdn $261,750 (US $187,169) and were granted additional warrants to purchase an aggregate of 174,500 shares of Common Stock, at an exercise price of $.25 per share. The warrants are immediately exercisable and expire on December 31, 1998. The securities were issued pursuant to Regulation S under the Act. There were no underwriters involved in the transaction.

     F. In October 1997, the Company issued 1,230,770 shares of Common Stock as partial consideration for the Company's acquisition of mining and earth moving equipment. The securities were issued pursuant to Regulation S under the Act. There were no underwriters involved in the transaction.

     G. In November 1997, the Company granted to officers, employees and a director of the Company options to purchase an aggregate of 2,800,000 shares of Common Stock, at an exercise price of $.525 per share. The options are immediately exercisable and expire on November 26, 2002. The securities were issued pursuant to Section 4(2) under the Act. There were no underwriters involved in the transaction.

     H. In December 1997, as partial consideration for its acquisition of a 50% interest in the Grasdrif Deposit, the Company issued 1,000,000 shares of Common Stock and common stock purchase warrants entitling their holders to purchase 500,000 shares of Common Stock, at an exercise price of $.375 per share. The warrants are immediately exercisable and expire on December 1, 1998. The securities were issued pursuant to Regulation S under the Act. There were no underwriters involved in the transaction.

     I. In December 1997, the Company sold 7,050,482 shares of Common Stock, a Secured Convertible Promissory Note in the principal amount of $3,000,000 and common stock purchase warrants to purchase up to 807,852 shares of Common Stock at exercise prices ranging from $.25 to $.375. See "Part I, Item 1 - Description of Business" for a summary of the terms and conditions of the investment. The securities were issued pursuant to Section 4(2) under the Act. In connection with that transaction, the Company issued to finders involved in the financing an aggregate of 282,020 shares of Common Stock pursuant to Regulation S under the Act, a payment of $315,000 and common stock purchase warrants entitling the holders to purchase 70,000 shares of Common Stock, at an exercise price of $.85 per share. The warrants are immediately exercisable and expire on March 6, 2001.

     J. In December 1997, holders of outstanding warrants exercised their rights to purchase 402,000 shares of Common Stock at an exercise price of Cdn $.375 for the gross proceeds of Cdn $150,750 (US $105,960). The securities were issued pursuant to Regulation S under the Act. There were no underwriters involved in the transaction.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The Company is engaged in diamond exploration and mining. The Company has acquired one mining property (the Grasdrif Deposit), exercised an option to acquire a second mining property (the Caerwinning Deposit), and acquired an option to purchase a third mining property (the Montrose Kimberlite Pipe), all of which are located in the Republic of South Africa. The Company intends to conduct exploration and acquisitions of additional diamond pipes and alluvial deposits and is continuously evaluating potential property acquisitions. See "Part I, Item 1. Description of Business" for a further description of the Company's mining properties.

     The Company has entered into certain financial commitments payable in Rand, the unit of currency of the Republic of South Africa. All Rand based amounts are designated by the symbol R. As of March 23, 1998, the Rand-Dollar exchange rate was 4.979 Rand to one U.S. Dollar.

     To date, the Company's activities have included the investigation and acquisition of mining property interests and limited exploratory work and site establishment. The Company has financed its activities to date through the sale of its equity and debt securities. See "Item 1. Description of Business" for a summary of the terms of the $6 million financing agreements between the Company and International PCM Holdings Limited ("PCM") completed in December 1997 and "Item 7. Financial Statements" for a summary of the Company's financings over the last three years. The Company's plan of operations for the next 12 months include the completion of exploratory work and site establishment and the commencement of full scale operations at two of its present mining properties. See "Item 1 Description of Business - Business of the Issuer" for a summary of the Company's mining plans for each of its three mining properties.

     The Company believes that it has sufficient working capital to satisfy its working capital requirements for the remainder of fiscal 1998, including the capital required to commence full scale operations at two of its mining properties, the Grasdrif and Caerwinning Deposits. Commencement of production at the Caerwinning Deposit assumes, however, the payment of the remaining $1,400,000 to be advanced by PCM upon the Company's receipt of government approval of the mineral lease. The Company's beliefs concerning the sufficiency of its working capital are based on certain assumptions concerning, among other things, the estimated grade of the processed ore, average price per diamond carat and cost of production. If any of these assumptions prove incorrect, the Company may require additional capital. Any such additional financing might involve a pledge or mortgage of the Company's properties and of any production therefrom. There is, of course, no assurance that satisfactory financing, if necessary, could be obtained therefor. In addition to borrowings to finance individual development projects, the Company may also borrow funds from time to time for working capital and other general corporate purposes.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. At this time, the Company does not expect that this statement will have a significant impact on the Company's financial statement disclosures.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards regarding how public companies report information about operating segments in annual financial statements and requires that selected information about operating segments be reported in interim financial reports to stockholders. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of adoption, comparative information for earlier years must be restated. The Company does not expect that this statement will have a significant impact on the Company's financial statement disclosures for the year ending December 31, 1998.

     The Company considers its hardware and software to be Year 2000 compliant and does not expect to incur material costs in connection with Year 2000 issues.

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

ITEM 7.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

          Independent Auditors' Report................................... 15
          Consolidated Balance Sheets at December 31, 1997 and 1996...... 16
          Consolidated Statements of Operations for the years
            ended December 31, 1997, 1996 and 1995....................... 17
          Consolidated Statements of Stockholders' Equity
             for the years ended December 31, 1997, 1996 and 1995........ 18
          Consolidated Statements of Cash Flows for the years ended
            December 31, 1997, 1996 and 1995............................. 19
          Notes to Consolidated Financial Statements..................... 21

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Global Diamond Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Global Diamond Resources, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Diamond Resources, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                           KPMG Peat Marwick LLP
San Diego, California
March 24, 1998

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1997 and 1996

                                Assets                                               1997                      1996
                                                                             -------------------       -------------------
Current assets:
  Cash and cash equivalents                                                  $         4,096,141                   334,387
  Accounts receivable:
    Trade                                                                                 63,929                     6,538
    Officer                                                                               25,000                    25,000
  Inventory                                                                                   --                    64,208
  Prepaid expenses                                                                        11,069                    24,115
                                                                             -------------------       -------------------

                                                                                       4,196,139                   454,248

Fixed assets, net                                                                      1,572,442                   271,739
Deposits on equipment                                                                    284,438                        --
                                                                             -------------------       -------------------

                                                                             $         6,053,019                   725,987
                                                                             ===================       ===================

                               Liabilities

Current liabilities:
  Accounts payable and accrued liabilities                                   $            63,890                    86,258
  Current portion of long-term debt                                                      237,500                        --
                                                                             -------------------       -------------------

                                                                                         301,390                    86,258
                                                                             -------------------       -------------------

Long-term debt, less current portion                                                   1,662,500                        --
                                                                             -------------------       -------------------

                         Stockholders' Equity

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    no shares issued and outstanding                                                          --                        --
  Common stock, $0.0005 par value, 50,000,000 shares authorized,
    23,903,604 and 11,000,108 shares issued and outstanding,
    respectively                                                                          11,952                     5,500
  Additional paid-in capital                                                           6,955,639                 2,199,234
  Accumulated deficit                                                                 (2,837,791)               (1,547,612)
  Cumulative translation adjustment                                                      (40,671)                  (17,393)
                                                                             -------------------       -------------------

                                                                                       4,089,129                   639,729
                                                                             -------------------       -------------------
Commitments and contingencies (Notes 8 and 9)
                                                                             $         6,053,019                   725,987
                                                                             ===================       ===================

See accompanying notes to consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

              For the years ended December 31, 1997, 1996 and 1995

                                                                   1997                      1996                      1995
                                                          -------------------       -------------------       -------------------
Other Income:
  Interest income                                         $            17,990                    10,017                    15,242
  Fee income                                                               --                    35,950                        --
                                                          -------------------       -------------------       -------------------

                                                                       17,990                    45,967                    15,242
Expenses:
  Business development                                                 64,529                    84,085                    82,758
  Site investigation, option costs and
    project costs written off                                          11,234                   100,031                   117,218
  Consulting fees                                                     444,248                    26,078                    15,504
  Depreciation                                                         43,013                     6,024                     4,913
  Foreign exchange transaction (gain) loss                                 --                    (6,862)                    2,228
  Interest                                                             15,333                        --                        --
  Legal and accounting                                                135,340                   134,891                   181,165
  Management fees                                                          --                        --                    38,855
  Office and miscellaneous                                             73,666                    65,678                    36,458
  Office rent                                                          14,272                    14,134                    20,062
  Printing and graphics                                                37,905                    14,897                    16,384
  Salaries and benefits                                               332,259                   149,431                    27,881
  Telephone                                                            25,706                    18,111                    16,716
  Travel                                                              108,884                   113,997                    80,072
                                                          -------------------       -------------------       -------------------

                                                                    1,306,389                   720,495                   640,214

Operating loss                                                     (1,288,399)                 (674,528)                 (624,972)

Income taxes                                                            1,780                     1,624                        --
                                                          -------------------       -------------------       -------------------

    Net loss                                              $        (1,290,179)                 (676,152)                 (624,972)
                                                          ===================       ===================       ===================

    Basic and diluted loss per share                      $             (0.11)                    (0.06)                    (0.07)
                                                          ===================       ===================       ===================

See accompanying notes to consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

              For the years ended December 31, 1997, 1996 and 1995

                                 Preferred
                                   Stock         Common Stock      Additional                 Receivable  Cumulative     Total
                               -------------  ------------------    Paid-in     Accumulated   From Stock  Translation Stockholders'
                               Shares Amount    Shares*  Amount     Capital       Deficit       Sales     Adjustment    Equity
                               ------ ------  ---------- -------   ----------  -----------   ----------  ----------- ------------
Balance at December 31, 1994      --  $  --    8,830,000 $ 4,415     869,758     (246,488)    (299,401)    (17,311)      310,973
Receipt of payment for
  receivable from stock sales     --     --           --      --          --           --      299,401          --
Net effect of issuance of
  common stock to account for
  reverse acquisition             --     --      500,108     250        (250)          --           --          --
Issue of shares for cash          --     --      870,000     435     329,565           --           --          --       330,000
Translation adjustment            --     --           --      --          --           --           --      15,933        15,933
Net loss                          --     --           --      --          --     (624,972)          --          --      (624,972)
                               ------ ------  ---------- -------   ----------  -----------   ----------  ----------- ------------

Balance at December 31, 1995      --     --   10,200,108   5,100   1,199,073     (871,460)          --      (1,378)      331,335
Issue of shares for cash, net
  of issuance costs of $51,439    --     --      800,000     400     948,161           --           --          --
Issuance of stock warrants
  to nonemployees                 --     --           --      --      52,000           --           --          --
Translation adjustment            --     --           --      --          --           --           --     (16,015)      (16,015)
Net loss                          --     --           --      --          --     (676,152)          --          --      (676,152)
                               ------ ------  ---------- -------   ----------  -----------   ----------  ----------- ------------

Balance at December 31, 1996      --     --   11,000,108   5,500   2,199,234   (1,547,612)          --     (17,393)      639,729
Issue of shares for cash, net
  of issuance costs of $517,760   --     --    8,262,726   4,131   3,408,805           --           --          --     3,412,936
Issue of shares for warrants
  exercised                       --     --    1,100,000     550     292,579           --           --          --
Issue of shares for services      --     --    1,310,000     655     417,387           --           --          --       418,042
Issue of shares for equipment     --     --    1,230,770     616     249,384           --           --          --       250,000
Issue of shares and warrants
  for mining rights               --     --    1,000,000     500     388,250           --           --          --
Translation adjustment            --     --           --      --          --           --           --     (23,278)     (23,278)
Net loss                          --     --           --      --          --   (1,290,179)          --          --   (1,290,179)
                               ------ ------  ---------- -------   ----------  -----------   ----------  ----------- ------------

Balance at December 31, 1997      --  $  --   23,903,604 $11,952   6,955,639   (2,837,791)          --     (40,671)   4,089,129
                               ====== ======  ========== =======   ==========  ===========   ==========  =========== ============

_______________
* Adjusted for two-for-one stock split (Note 10)
See accompanying notes to consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

             For the years ended December 31, 1997, 1996 and 1995


                                                             1997              1996              1995
                                                         ------------      ------------      ------------
Cash flows from operating activities:
  Net loss                                               $(1,290,179)        (676,152)         (624,972)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation                                               43,013            6,024             4,913
   Shares issued in consideration for services               418,042               --                --
   Issuance of warrants to nonemployees                           --           52,000                --
   Increase in accounts receivable - trade                   (57,391)          (3,497)          (26,164)
   Decrease (increase) in inventory                           64,208          (64,208)               --
   Decrease (increase) in prepaid expenses                    13,046          (17,238)           (6,877)
   Increase (decrease) in accounts payable
    and accrued liabilities                                  (22,368)          65,741            11,513
                                                         ------------      ------------      ------------

  Net cash used in operating activities                     (831,629)        (637,330)         (641,587)
                                                         ------------      ------------      ------------

Cash flows from investing activities:
Purchase of equipment, net                                    (7,277)         (19,978)           (6,149)
Mining properties and equipment                             (697,689)        (247,957)               --
Deposits on equipment                                       (284,438)              --                --
                                                         ------------      ------------      ------------

  Net cash used in investing activities                     (989,404)        (267,935)           (6,149)
                                                         ------------      ------------      ------------

Cash flows from financing activities:
Net proceeds from issuance of common shares                3,706,065          948,561           330,000
Proceeds from long-term debt                               1,900,000               --                --
Subscriptions received (refunded)                                 --          (83,333)           83,333
Receipt of payment for receivable from stock
  sales                                                           --               --           299,401
                                                         ------------      ------------      ------------

  Net cash provided by financing activities                5,606,065          865,228           712,734
                                                         ------------      ------------      ------------

Effects of exchange rates on cash                            (23,278)         (16,015)           15,933
                                                         ------------      ------------      ------------

Net increase (decrease) in cash and
  cash equivalents                                         3,761,754          (56,052)           80,931

Cash and cash equivalents, beginning of year                 334,387          390,439           309,508
                                                         ------------      ------------      ------------

Cash and cash equivalents, end of year                   $ 4,096,141          334,387           390,439
                                                         ============      ============      ============

                                                                       Continued

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

             For the years ended December 31, 1997, 1996 and 1995


Supplemental disclosure of noncash investing and financing transactions:

During the year ended December 31, 1997, the Company issued 1,310,000 common shares to seven unaffiliated parties. The shares were issued in consideration of consulting services rendered by each party. The Company purchased plant and equipment for $350,000. The Company paid $100,000 in cash and issued 1,230,770 common shares for the balance, being the number of shares based on the market value on the date of purchase. The Company purchased the 50% interest in the Grasdrif Property not already owned by it for 800,000 Rand (US $164,000) in cash and by the issue of 1,000,000 common shares and 500,000 common stock purchase warrants. The Company also issued 346,700 common shares to three unaffiliated parties. The shares were issued in consideration for the raising of equity capital.



See accompanying notes to consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

             As of December 31, 1997 and 1996, and for each of the
            years in the three-year period ended December 31, 1997


(1)  Summary of Significant Accounting Policies and Practices

 Description of Business

 Global Diamond Resources, Inc. (the "Company") was incorporated on January 7, 1987 and commenced operations during 1994. Operations prior to January 1, 1994 were not significant. The Company's operations have been directed primarily towards raising capital, developing business strategies, developing diamond mining opportunities, carrying out mining surveys, drilling, bulk sampling, acquiring mining interests, commencing mine site establishment, purchasing mining equipment and recruiting personnel.

 Principles of Consolidation

 The consolidated financial statements include the financial statements of Global Diamond Resources, Inc. and its wholly-owned subsidiaries, Global Diamond Resources Inc., a Canadian corporation ("Global BC"), Global Diamond Resources International Limited, a British Virgin Islands corporation ("Global BVI") and Global BVI's wholly-owned subsidiary, Global Diamond Resources (SA)
 (Pty) Limited ("Global SA"), a South African corporation. Prior to a reorganization in July 1995, the accompanying consolidated financial statements reflect only the accounts of Global BC and Global SA. All amounts are in U.S. dollars unless otherwise indicated. All significant intercompany balances and transactions have been eliminated in consolidation.

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

 Fixed Assets

 Fixed assets consist of mining properties under development, mining equipment and office equipment (primarily computers) recorded at cost. Depreciation is provided for mining equipment and office equipment using the straight-line method over the estimated useful lives of 3-5 years and 3 years, respectively, of such assets. Value of diamonds recovered from bulk sampling and drilling activities are offset against mine development costs.

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

 Stock Options and Warrants

 Prior to January 1, 1996, the Company accounted for its stock options and warrants in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option and warrant grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure of SFAS No. 123.

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

 Fair Value of Financial Instruments

 SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires that fair values be disclosed for the Company's financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable - trade, inventory, deposits on equipment and accounts payable and accrued liabilities approximate fair values due to the short-term nature of these instruments. Estimation of the fair value of the account receivable-officer is not considered practicable due to its related party nature. The carrying amount of the long term debt approximates fair value because the terms are comparable to the current market.

 Loss Per Common Share

 In December 1997, the Company adopted the provisions of SFAS No. 128 Earnings per Share. SFAS No. 128 supersedes APB Opinion No. 15 and replaces "primary" and "fully diluted" earnings per share ("EPS") under APB Opinion No. 15 with "basic"and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of securities options, warrants and other convertible securities. Dilutive EPS reflects the potential dilution of securities that could share in the earnings of the Company. Common equivalent shares from convertible debt, stock options and warrants are excluded from the computation because their effect is anti-dilutive for all periods presented. All current and prior period information presented conforms to the provisions of SFAS No. 128.

 Net loss per share for each period is computed based on the weighted-average number of common shares outstanding. The weighted-average shares outstanding for the years ended December 31, 1997, 1996 and 1995 were 12,241,298, 10,420,108 and 9,424,632 respectively.

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


(2) Fixed Assets

                                          December 31,     December 31,
                                              1997            1996
                                          ------------     ------------
Mining properties under development:
  Caerwinning deposit                      $  374,403         209,553
  Grasdrif deposit                            819,724              --
                                          ------------     ------------

                                            1,194,127         209,553
                                          ------------     ------------

Mining equipment, at cost                     393,601          42,398
Less accumulated depreciation                 (31,932)             --
                                          ------------     ------------

                                              361,669          42,398
                                          ------------     ------------
Office equipment, at cost                      37,603          30,326
Less accumulated depreciation                 (20,957)        (10,538)
                                          -----------      ------------

                                               16,646          19,788
                                          -----------      ------------
                                          $ 1,572,442         271,739
                                          ===========      ============

(3) Long-term Debt

                                           December 31,       December 31,
                                               1997              1996
                                           ------------       ------------
15% Secured note payable, due 2002          $1,600,000                --
Other                                          300,000                --
                                           ------------       ------------
                                             1,900,000                --
Less current portion                          (237,500)               --
                                           ------------       ------------
                                            $1,662,500                --
                                           ============       ============

 The 15% secured note payable has a prepayment requirement that if on December 31, 2000 or 2001, the Company has in excess of $2,000,000 in cash and cash equivalents on hand, that excess must be paid as a prepayment on the note. The note does not contain any penalties for prepayment. The interest is payable every six months in arrears and the note is secured by the pledge of 100% of the stock of Global SA,which holds all of the Company's mining properties, plant and equipment. The agreement related to the note restricts the payment of dividends by the Company. The principal and interest under the note is convertible in to a maximum of 1,807,816 common shares of the Company at the rate of $0.425 per share. The principal amount of the secured note payable is $3,000,000. The remaining $1,400,000 is to be advanced at such time as the Company receives government approval of the mineral lease, which is expected to be received by the second quarter of 1998.

 The other long-term debt is unsecured and is payable without interest at the rate of $20,834 per month starting April 30, 1998. An initial payment of $50,000 was made in March 1998.

(4)  Income Taxes

 The Company has no significant taxable temporary differences which would require recognition of deferred tax liabilities, and due to the uncertainty of future realizability, has not recognized any deferred tax assets for deductible temporary differences and tax operating loss carryforwards.

 At December 31, 1997, the Company had available net operating loss carryforwards of approximately $1,452,000 for federal income tax reporting purposes which begin to expire in 2010. The net operating loss carryforwards for state purposes, which begin to expire in 2000, approximate the federal amounts. The net operating loss carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code.

(5)  Foreign Operations

 The Company's wholly-owned subsidiary, Global SA, operates in the Republic of South Africa. During the year ended December 31, 1997, Global SA's revenue represented 8% of consolidated revenue, while Global SA's expenses represented 6% of consolidated expenses. At December 31, 1997, Global SA's total assets (primarily cash, mining properties under development and equipment) represented 20% of consolidated total assets. The Republic of South Africa has experienced and continues to experience political and economic instability. While current indications are such that instability appears to be diminishing, there can be no assurance that the Company's business or interests in mining properties and related options will not be materially adversely affected by local political or economic developments.

(6)  Related Party Transactions

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

 As of December 31, 1997 and 1996, the Company had a $25,000 account receivable from the Chairman and Chief Executive Officer of the Company. The receivable is unsecured, is due on demand and bears no interest.

(7)  Stock Options and Warrants

   In July 1995, the Company granted its Chairman and Chief Executive Officer performance based options to purchase up to 2,000,000 shares of common stock at $2.40 per share. In June 1996, the Company cancelled the options and reissued them with an exercise price of $1.50 per share and removed the performance based vesting conditions. In August 1997, the Company cancelled the options and reissued them with an exercise price of $.75 per share. The options expire on July 25, 2000 and are exercisable at any time.

   In conjunction with the reorganization with Global BC in July 1995, the Company issued 1,100,000 common stock purchase warrants to certain stockholders of Global BC. The warrants were issued as part of the securities exchange under the securities exchange agreement and plan of reorganization in consideration of the recipient's cancellation of warrants of like number and terms previously granted to it by Global BC in 1994. The warrants were exercisable at Canadian $.375 per share and expired on December 31, 1997. All of the warrants were exercised prior to December 31, 1997.

   In September 1995, the Company granted the Chairman and Chief Executive Officer 200,000 common stock options exercisable at $1.50 per share, exercisable at any time until they expire on September 7, 1998. In August 1997, the Company cancelled the options and reissued them with an exercise price of $.75 per share.

   In December 1995, the Company issued to certain shareholder 200,000 common stock purchase warrants at $1.50 per share, exercisable at any time until they expire on December 30, 1998. In August 1997, the Company cancelled the warrants and reissued them with an exercise price of $.75 per share.

   In October 1996, the Company granted 500,000 common stock options to the Chief Financial Officer of the Company and 200,000 common stock options to another employee of the Company. The options are exercisable at $1.25 per share and are exercisable at any time until they expire on October 2, 2001. In August 1997, the Company cancelled the options and reissued them with an exercise price of $.75 per share.

   In December 1996, the Company issued to a mining financial and consulting firm located in London, England, 200,000 common stock purchase warrants at $1.25 per share, exercisable at any time until they expire on December 31, 2000.

   In August 1997, the Company issued to each of the four directors 100,000 common stock purchase warrants, exercisable at $.75 per share, exercisable at any time until they expire on December 31, 2000. In October 1997, the Company granted a new director 100,000 common stock purchase warrant exercisable at $.75 per share, exercisable at any time until they expire on December 31, 2000.

   In August 1997, the Company issued to a certain shareholder 200,000 common stock purchase warrants at $.75 per share, exercisable at any time until they expire on December 30, 1998.

   In September 1997, the Company offered to the holders of the Canadian $.375 common stock purchase warrants, which expired on December 31, 1997, an incentive of 1 new warrant for every 4 exercised by the end of September 1997. In October 1997, the Company granted 174,500 warrants to the qualifying holders, exercisable at $.25 per share, exercisable at any time until they expire on December 31, 1998.

   In October 1997, the Company issued to a certain shareholder 808,486 common stock purchase warrants, exercisable at $.25 per share, for assisting with the raising of equity financing. The warrants are exercisable at any time until they expire on March 31, 2000.

   In November 1997, the Company granted 1,200,000 common stock options to the Chairman and Chief Executive Officer of the Company, 600,000 common stock options to the Chief Financial Officer of the Company, 200,000 to one of the directors of the Company and 800,000 common stock options to two other employees of the Company. The options are exercisable at $.525 per share and are exercisable at any time until they expire on November 26, 2002.

   In December 1997, the Company issued 500,000 common stock purchase warrants at $.375 per share as part of the purchase price for the 50% interest in the Grasdrif Property not already owned by the Company. The warrants are exercisable at any time until they expire on December 1, 1998.

   In December 1997, the Company issued common stock purchase warrants as part of an equity financing agreement. The 346,494, 74,786, 214,286 and 172,286 warrants are exercisable at $.25, $.25, $.375 and Canadian $.375 per share respectively, exercisable at any time until they expire on March 31, 2000,

   December 31, 1998, December 1, 1998 and March 14, 1998, respectively. The warrants expiring on March 14, 1998 were exercised in March 1998.

   In December 1997, the Company issued to a mining financial and consulting firm located in London, England, 70,000 common stock purchase warrants, exercisable at $.85 per share, at any time until they expire on March 6, 2001.

   The per share weighted-average fair value of stock options and warrants granted to directors, officers and employees during 1997, 1996 and 1995 was $.46, $.66 and $1.21, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions; 1997 - expected dividend yield 0%, risk-free interest rate of 6%, expected life of 3 years and an expected volatility of the stock over the expected life of the options and warrants of 70%; 1996 - expected dividend yield 0%, risk-free interest rate of 6.54%, expected life of 3.5 years, and an expected volatility of the stock over the expected life of the options and warrants of 40%; 1995 - expected dividend yield 0%, risk-free interest rate of 6.08%, expected life of 3.8 years, and an expected volatility of the stock over the expected life of the options and warrants of 40%.

   The Company applies APB Opinion No. 25 in accounting for its stock options and warrants granted to directors, officers and employees. No compensation cost has been recognized for its stock options and warrants issued to employees or directors of the Company in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                                          1997                            1996                        1995
                                             ---------------------------       ----------------------       ---------------------
     Net loss, as reported                                   $(1,290,179)                    (676,152)                   (624,972)
     Net loss, pro forma                                      (1,849,099)                    (921,152)                 (2,017,972)

     Basic and diluted loss per
       share, as reported                                           (.11)                        (.06)                       (.07)
     Basic and diluted loss per
       share, pro forma                                             (.15)                        (.09)                       (.21)

 Stock option and warrant activity during the periods indicated is as follows:


                                                                                                                Weighted-
                                                                                   Number of                     Average
                                                                                    Shares                    Exercise Price
                                                                          -----------------------        ---------------------
     Balance at December 31, 1994                                                       1,100,000        $                0.28
       Granted                                                                          2,400,000                         2.25
                                                                          -----------------------        ---------------------

     Balance at December 31, 1995                                                       3,500,000                         1.63
       Granted                                                                            900,000                         1.25
       Canceled                                                                        (2,000,000)                        2.40
       Reissued                                                                         2,000,000                         1.50
                                                                          -----------------------        ---------------------

     Balance at December 31, 1996                                                       4,400,000                         1.14
       Granted                                                                          5,860,838                         0.46
       Exercised                                                                       (1,100,000)                        0.26
       Canceled                                                                        (3,100,000)                        1.43
       Reissued                                                                         3,100,000                         0.75
                                                                          -----------------------        ---------------------

     Balance at December 31, 1997                                                       9,160,838        $                0.57
                                                                          =======================        =====================

   At December 31, 1997, the range of exercise prices and the weighted-average remaining contractual life of outstanding options and warrants were $.25 to $1.25 and 3.1 years, respectively.

   At December 31, 1997, 1996 and 1995, the number of options and warrants exercisable was 9,160,838, 4,400,000 and 3,500,000, respectively, and the weighted-average exercise price of those options and warrants was $.57, $1.14 and $1.63, respectively.

(8)  Properties

   Caerwinning Deposit and Montrose Kimberlite Pipe

   The Company, through its wholly-owned subsidiary, Global SA, owns options to acquire two mining properties (the Caerwinning Deposit and the Montrose Kimberlite Pipe) in South Africa and a 100% interest in a third South African property (the Grasdrif Deposit, see Grasdrif Deposit below). The Caerwinning option allows for the transfer of the mineral lease to Global SA with governmental consent and provides for the right to mine alluvial deposits for 1,140,000 Rand (US $234,000 at December 31, 1997) and the right to mine the pipes or fissures that may be discovered for 8,000,000 Rand (US $1,644,000 at December 31, 1997). This amount is payable only if and when such pipes or fissures are discovered and if management deems this deposit to be economically exploitable. The right to mine pipes or fissures discovered on the property could be granted to a third party if the option is not exercised. The Company exercised the alluvial deposit option for the Caerwinning Deposit in June 1996 and is waiting governmental consent for transfer of the mineral lease. Approval is expected in the second quarter of 1998 (See Caerwinning Option below). The mineral lease and mining authorization for the Caerwinning Deposit also requires that the government receive approximately 5 percent of gross proceeds from mining. The mineral lease for the Caerwinning Deposit has an initial ten year term with a ten year renewal option, subject to Lama Minerals CC's right to terminate the mineral lease based on the Company's default thereunder. It may be terminated by the Company with 30 days notice. The Company is required to meet certain requirements to maintain good standing with the lessor. The option for the Montrose Kimberlite Pipe expires on October 10, 1998. The contract for the Montrose Kimberlite Pipe provides that the Company must pay the owner 10 percent of the recovery value of any minerals prospected and recovered, during the option period. The option on the Montrose Kimberlite Pipe property includes the exclusive option to purchase the related land and mineral rights for 2,800,000 Rand (US $575,000 at December 31, 1997). A prospecting permit is required for the Montrose Kimberlite Pipe from the local government and is renewable annually subject to government approval. The Company presently holds such a permit for the Montrose Kimberlite Pipe, which expires on October 10, 1998. The Company has expensed all option payments, with the exception of the option payments on the Caerwinning Deposit from July 1, 1996, because of uncertainty regarding recoverability or future benefit.

   Grasdrif Deposit

   The Company had entered into a joint venture for purposes of mining the Grasdrif Deposit. In December 1997, the Company purchased the 50 percent of the joint venture not already owned by it for 800,000 Rand (US $164,000), 1,000,000 common shares and 500,000 common stock purchase warrants. The Company owns the exclusive mining rights to the Grasdrif Deposit. A royalty of 5 percent is payable to the surface owner. A prospecting permit is required from the local government and is renewable annually subject to government approval. The Company presently holds such a permit, which expires August 4, 1998.

   Caerwinning Option

   As discussed above, in June 1996, the Company exercised the option for the mineral lease for the alluvial deposits. The mineral lease is issued upon governmental approval, which is expected in the second quarter of 1998. The Company will pay the 1,140,000 Rand (US $234,000 at December 31, 1997) for the option upon governmental approval of the mineral lease.

(9)  Commitments and Contingencies

   Lease Agreement

   As of December 31, 1997, the Company had a noncancelable operating lease commitment for the Company's corporate office expiring in March 1999. The monthly rent payment on this operating lease is $1,067. Additionally, the Company rents office space in South Africa on a month-to-month basis. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $14,272, $14,134 and $20,062, respectively.

   Legal Matters

   From time-to-time, the Company is subject to certain litigation in the ordinary course of business. At the present time, the Company is not party to any pending legal proceedings that it believes will have a material adverse effect on its financial position, results of operations or liquidity.

(10) Common Stock Split

   In December 1997, the Company's Board of Directors declared a two-for-one stock split in the Company's common stock. In addition, they declared that the par value of the common stock be adjusted from $.001 per common share to $.0005 per common share. The stock split and adjustment to par value were effective December 19, 1997. All share and per share data, including stock options and warrants, included in these financial statements have been restated to reflect this stock split.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Inapplicable.


Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers
--------------------------------

  Set forth below are the directors and officers of the Company and its South African subsidiary, Global Diamond Resources (SA)(Pty) Limited ("Global Diamond-SA"). Unless otherwise indicated, each person holds the stated positions with both companies.

Name                              Age           Position
----                              ---           --------
Johann de Villiers                 45           Chairman of the Board and Chief Executive Officer

Mervyn McCulloch                   54           Chief Financial Officer,
                                                Secretary and Director of the Company

Pieter van Wyk                     46           Director of Exploration and Mining and Director
                                                of the Company

John Tyson                         50           Director of the Company

Charles MacDonald                  44           Director of the Company

Abu Bakr Bin Ali Al-Akhdar Mood    41           Director of the Company

Said H. Ghachem                    56           Director of the Company

Gasem S. Al-Shaikh                 44           Director of the Company

Andries Janzen                     54           Managing Director of Global Diamond-SA and
                                                Director of the Company

Derek Williams                     35           Chief Financial Officer and Director of Global
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

  Mr. McCulloch has served as Chief Financial Officer and Secretary of the Company since March 1995 and as a director of the Company since October 1997. Mr. McCulloch is a Certified Public Accountant and was a partner of Deloitte, Haskins & Sells in South Africa from 1972 to 1984 and a partner in Deloitte & Touche in the United States from 1985 to 1990. From 1990 to 1995, Mr. McCulloch was Executive Vice President and Chief Financial Officer of Armor All Products Corporation, a NASDAQ/NMS public corporation located in California.

  Mr. van Wyk has served as Chief Consulting Geologist of Global Diamond-SA from July 1994 to February 1998. In February 1998, Mr. van Wyk was appointed to serve as Director of Exploration and Mining of the Company and as member of the Company's Board of Directors. Mr. van Wyk holds a M.Sc. (Geology) and has lectured in Sedimentology at the University of Pretoria and in Economic Geology at the Rand Afrikaans University. He was the Senior Field Geologist for Rand Mines before operating his own diamond mining and exploration concern with interests in southern Namibia (alluvials), south of Kimberley (kimberlite fissures), and west of Kimberley along the Vaal River (alluvials) at Caerwinning. He is the published author of a number of articles.

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

  Eng. Abu Bakr Bin Ali Al-Akhdar Mood has served as a director of the Company since December 1997. He has also served as the Managing Director of the Petroleum Chemicals and Mining Division and an Executive Board Member of the Saudi Binladin Group, headquartered in Jeddah, Kingdom of Saudi Arabia, since 1994. The Saudi Binladin Group is a diversified international conglomerate specializing in the construction of major infrastructure projects worldwide. Eng. Abu Bakr Bin Ali Al-Akhdar Mood serves on the Board of Directors of the Company as the nominee of International PCM Holdings Limited.

  Mr. Said H. Ghachem has served as a director of the Company since December 1997. He has also served as the Vice President of International Business Development of the Saudi Binladin Group since 1994. Mr. Ghachem serves on the Board of Directors of the Company as the nominee of International PCM Holdings Limited.

  Eng. Gasem S. Al-Shaikh as served as a director of the Company since December 1997. He has also served as the Deputy Managing Director of the Petroleum Chemicals and Mining Division and an Executive Board Member of the Saudi Binladin Group since 1994. Eng. Gasem S. Al-Shaikh serves on the Board of Directors of the Company as the nominee of International PCM Holdings Limited.

  Mr. Janzen has served as Managing Director of Global Diamond-SA since July 1994 and a director of the Company since February 1998. Mr. Janzen is a qualified engineer with a degree in commerce, and a shareholder and general manager of Elite Diamond Cutting Works (Pty) Ltd., a South African based diamond cutting and trading company. He was the general manager of the Octha Group, having established its Johannesburg and Taiwan diamond cutting factories. In this position he was responsible for the operations of five producing diamond mines, an active mine exploration program, two diamond polishing factories, as well as the marketing organization of the group that extended to Belgium, Switzerland and the United States.

  Mr. Williams has served as Chief Financial Officer of Global Diamond-SA since March 1998. Mr. Williams previously served as Chief Financial Officer of Thompson Publishing SA (Pty) Ltd. from June 1995 to February 1998; Financial and Administrative Manager of VIVO African Breweries (Pty) Ltd. from July 1994 to April 1995; and Financial Manager of ZIMCO Industries from July 1991 to June 1994. All of the foregoing companies are based in South Africa. Mr. Williams is a Chartered Accountant in South Africa.

Item 10.  Executive Compensation.

  Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid by the Company to its executive officers for services rendered during the fiscal years ended December 31, 1997, 1996 and 1995.

                                                                              Long-Term
                                          Annual Compensation                Compensation
                                ---------------------------------------- -----------------------
                                                                                        Common
                                                                         Restricted   Underlying
                                                              Other         Stock      Options
                                                              Annual        Awards     Granted       All Other
   Name and Position            Year     Salary     Bonus   Compensation     ($)      (# Shares)   Compensation
-------------------------       ----     ------     -----   ------------ ----------   ----------   ------------

Johann de Villiers, CEO(1)      1997    $127,500    12,500       -0-         -0-      1,300,000(2)      -0-
                                1996      60,000     5,000       -0-         -0-          -0-           -0-
                                1995      40,000      -0-        -0-         -0-      2,200,000(3)      -0-

Mervyn McCulloch, CFO(4)        1997    $121,000    10,000       -0-         -0-        700,000(5)      -0-
                                1996      42,000     3,000       -0-         -0-        500,000(6)      -0-
                                1995       -0-        -0-        -0-         -0-          -0-           -0-

_______________

(1) The Company has entered into a five year employment agreement with Mr. de Villiers effective as of February 4, 1998. Pursuant to the agreement, Mr. de Villiers receives a monthly salary of $20,833 and a monthly car allowance of $750. In addition, Mr. de Villiers is entitled to participate in a senior management bonus pool in the amount of 10% of the Company's annual after tax earnings.

(2) On August 11, 1997, the Company granted Mr. de Villiers a Nonqualified Stock Option which allows Mr. de Villiers to purchase up to 100,000 shares of Common Stock at $.75 per share. The option is fully vested and may be exercised at any time, or from time to time, until December 31, 2000. On November 26, 1997, the Company granted to Mr. de Villiers a Nonqualified Stock Option which allows Mr. de Villiers to purchase up to 1,200,000 shares of Common Stock at $.75 per share. The option is fully vested and may be exercised at any time, or from time to time, until November 26, 2002.

(3) On July 25, 1995, the Company granted to Mr. de Villiers a Nonqualified Stock Option which, as amended, allows Mr. de Villiers to purchase up to 2,000,000 shares of Common Stock at $1.50 per share. The option is fully vested and may be exercised at any time, or from time to time, until July 25, 2000. On September 7, 1995, the Company granted to Mr. de Villiers a Nonqualified Stock Option to purchase 200,000 shares of Common Stock at any exercise price of $1.50 per share. The option is fully vested, and immediately exercisable and expires on September 7, 1998. On August 11, 1997 the exercise price on both options was adjusted to $.75 per share.

(4) The Company has entered into a five year employment agreement with Mr. McCulloch effective as of February 4, 1998. Pursuant to the agreement, Mr. McCulloch receives a monthly salary of $15,000 and a car allowance of $500. In addition, Mr. McCulloch is entitled to participate in a senior management bonus pool in the aggregate amount of 10% of the Company's annual after tax earnings.

(5) On October 10, 1997, the Company granted to Mr. McCulloch a Nonqualified Stock Option which allows Mr. McCulloch to purchase up to 100,000 shares of Common Stock at $.75 per share. The option is fully vested and may be exercised at any time, or from time to time, until December 31, 2000. On November 26, 1997, the Company granted to Mr. McCulloch a Nonqualified Stock Option which allows Mr. McCulloch to purchase up to 600,000 shares of Common Stock at $.75 per share. The option is fully vested and may be exercised at any time, or from time to time, until November 26, 2002.

(6) On October 2, 1996, the Company granted to Mr. McCulloch a Nonqualified Stock Option to purchase 500,000 shares of Common Stock at an exercise price of $1.50 per share. The option is fully vested and immediately exercisable and expires on October 2, 2001. On August 11, 1997 the exercise price was adjusted to $.75 per share.

Option/SAR Grants in Last Fiscal Year

                                                          Individual Grants
 ------------------------------------------------------------------------------------------------------------------------
                           Number of Securities         % of Total Options/SARs
                          Underlying Options/SARs    Granted to Employees in Fiscal   Exercise or Base
      Name                      Granted (#)                      Year                    Price ($/Sh)     Expiration Date
-------------------------------------------------------------------------------------------------------------------------
Johann de Villiers                100,000                          3%                       $.75             12/31/00
Johann de Villiers              1,200,000                         36%                       $.75             11/26/02
Mervyn McCulloch                  100,000                          3%                       $.75             12/31/00
Mervyn McCulloch                  600,000                         18%                       $.75             11/26/02



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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 23, 1998 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.


            Name and Address              Number of Shares     Percentage Owned
                                          ----------------     ----------------
Johann de Villiers(1)(2)                     1,642,668               6.4%
Mervyn McCulloch(1)(3)                       1,345,500               5.3%
Pieter van Wyk(1)(4)                           600,000               2.4%
John Tyson(1)(5)                               393,920               1.6%
Charles MacDonald(1)(6)                        225,000               (7)
Abu Bakr Bin Ali Al-Akhdar Mood(1)                (8)                --
Said H. Ghachem(1)                                (8)                --
Gasem S. Al-Shaikh(1)                             (8)                --
Andries Janzen(1)                                   --               --
International PCM Holdings Limited(9)        9,711,525              37.5%
All officers and directors                   4,207,088              15.1%
as a group
_______________

(1)  Address is 836 Prospect, Suite 2B, La Jolla, California 92037.

(2) Includes 1,542,668 shares of Common Stock underlying immediately exercisable options held by Mr. de Villiers.

(3) Includes 1,200,000 shares of Common Stock underlying immediately exercisable options held by Mr. McCulloch.

(4) Represents 600,000 shares of Common Stock underlying immediately exercisable options.

(5) Includes 300,000 shares of Common Stock underlying immediately exercisable options.

(6) Includes 100,000 shares of Common Stock underlying immediately exercisable options.

(7)  Less than one percent.

(8) Serves on the Board of Directors of the Company as the nominee of International PCM Holdings Limited.

(9) Includes 1,807,816 shares of Common Stock issuable upon conversion of a Secured Convertible Promissory Note. Does not include 635,566 shares of Common Stock underlying warrants not immediately exercisable.

Item 12.  Certain Relationships and Related Transactions.

  The Company has engaged Weir International Limited ("Weir") to market and sell the Company's diamond production. The Company shall be responsible for all direct costs relating to the sale of the diamonds, such as insurance, freight, import and export duties, and all applicable taxes and levies. Weir shall be responsible for all sales and marketing expenses. In consideration of its services, the Company shall pay Weir a commission of five percent (5%) of the gross sale amount. In June 1997, the Company paid Weir a fee of $16,000 in consideration of consulting services rendered. Weir is a stockholder of the Company and the Company's Chief Executive Officer, Johann de Villiers, has a beneficial interest in Weir. The Company believes that the terms of its transactions with Weir are no less favorable than could be obtained from an unaffiliated party.

  In December 1997, the Company entered into a consulting agreement with a director of the Company, John Tyson. The Agreement provides for consulting fees of $5,000 per month to Mr. Tyson and is terminable by either party effective upon written notice. Mr. Tyson provides advice and assistance to the Company with respect to its relationships with the Republic of South Africa and other possible mining prospects in the rest of Africa. The Company believes that the terms of its agreement with Mr. Tyson are no less favorable than could be obtained from an unaffiliated party.


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

    10.2* Deed of Assignment between Lama Minerals CC and Global Diamond Resources (SA)(Pty) Limited (Caerwinning Deposit).

    10.3* Deed of Assignment dated March 25, 1995 between Global Diamond Resources (SA)(Pty) Limited and Nabas Holdings (Pty) Limited (Grasdrif Deposit).

    10.4 Securities Purchase Agreement dated December 5, 1997 between the Company and International PCM Holdings Limited.

    21.1 The Company's subsidiaries are Global Diamond Resources, Inc., a British Columbia corporation, and Global Diamond Resources (SA)(Pty) Limited, a South African corporation, Global Diamonds Resources International Limited, a British Virgin Islands corporation, and Nabas Diamonds (Pty) Ltd., a South African corporation

    27.1   Financial Data Schedule.

_______________

*Previously filed as part of registration statement on Form 10-SB (SEC File No. 0-21635) filed with the Securities and Exchange Commission on October 29, 1996.


(b)  Reports on Form 8-K.

  During the fourth quarter of the fiscal year ended December 31, 1997, the Company filed a Current Report on Form 8-K to report the terms of the investment by International PCM Holdings Limited.

                                  Signatures


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL DIAMOND RESOURCES, INC.


Date:  March 26, 1998         By: /s/ JOHANN DE VILLIERS
                                 -------------------------------------------
                                 Johann de Villiers, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                               Date
---------                                  -----                               ----
/s/ JOHANN DE VILLIERS
-----------------------------------      Chairman of the Board               March 26, 1998
JOHANN DE VILLIERS                       and Chief Executive Officer

/s/ MERVYN MCCULLOCH
-----------------------------------      Chief Financial Officer             March 26, 1998
MERVYN MCCULLOCH                         and Principal Accounting Office r

/s/ PIETER VAN WYK
-----------------------------------      Director                            March 26, 1998
PIETER VAN WYK

/s/ JOHN TYSON
-----------------------------------      Director                            March 26, 1998
JOHN TYSON

/s/ CHARLES MACDONALD
-----------------------------------      Director                            March 26, 1998
CHARLES MACDONALD

/s/ ABU BAKR BIN ALI AL-AKHDAR MOOD
-----------------------------------      Director                            March 26, 1998
ABU BAKR BIN ALI AL-AKHDAR MOOD

/s/ SAID H. GHACHEM
-----------------------------------      Director                            March 26, 1998
SAID H. GHACHEM

/s/ GASEM S. AL-SHAIKH
-----------------------------------      Director                            March 26, 1998
GASEM S. AL-SHAIKH

/s/ ANDRIES JANZEN
-----------------------------------      Director                            March 26, 1998
ANDRIES JANZEN