Form 10QSB
period 1998-03-31
GLOBAL DIAMOND RESOURCES INC
filed 1998-04-24
CIK 1003076

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


Commission File Number 0-21635

                        Global Diamond Resources, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Nevada                                 33-0213535
------------------------------------            ------------------
(State or other jurisdiction                    (IRS Employer
of incorporation or organization)               Identification No.)

          836 Prospect Street, Suite 2B, La Jolla, California  92037
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

                       Yes [X]               No [_]

     As of April 21, 1998, the Company had 24,075,890 shares of its $.0005 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1.   Financial Statements

Condensed Consolidated Balance Sheets at March 31, 1998 (unaudited) and
 December 31, 1997.........................................................    2
Unaudited Condensed Consolidated Statements of Operations for the three
 month periods ended March 31, 1998 and 1997...............................    3
Unaudited Condensed Consolidated Statements of Cash Flows for the three
 month periods ended March 31, 1998 and 1997...............................    4
Notes to Condensed Consolidated Financial Statements.......................    5

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                      March 31, 1998 and December 31, 1997

                             Assets                     1998           1997
                                                   -------------   -----------
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                         $  1,401,037     4,096,141
  Accounts receivable                                    298,303        99,998
                                                    ------------    ----------
                                                       1,699,340     4,196,139

Fixed assets, net                                      3,933,669     1,856,880
                                                    ------------    ----------
                                                    $  5,633,009     6,053,019
                                                    ============    ==========

                            Liabilities

Current liabilities:
  Accounts payable, accrued liabilities
    and current portion of long-term debt           $    413,267       301,390
                                                    ------------    ----------
  Long-term debt, less current portion                 1,600,000     1,662,500
                                                    ------------    ----------

                       Stockholders' Equity

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000
   shares authorized, no shares issued                        --            --
  Common stock, $.0005 par value, 50,000,000
   shares authorized, 24,075,890 and 23,903,604
   shares issued and outstanding, respectively            12,038        11,952
  Additional paid-in capital                           7,001,448     6,955,639
  Accumulated deficit                                 (3,259,748)   (2,837,791)
  Accumulated other comprehensive income
    Foreign currency translation adjustment             (133,996)      (40,671)
                                                    ------------    ----------
                                                       3,619,742     4,089,129
                                                    ------------    ----------
                                                    $  5,633,009     6,053,019
                                                    ============    ==========

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

           For the three month periods ended March 31, 1998 and 1997
                                  (Unaudited)

                                                        1998           1997
                                                   --------------  ------------
Other income:
  Interest income                                  $       40,191         1,653
                                                   --------------  ------------

 Expenses:
  Depreciation                                             43,048         2,572
  Interest                                                 60,000            --
  Legal and accounting                                     58,451        47,885
  Office and miscellaneous                                100,832        28,373
  Salaries and benefits                                   131,142        50,715
  Travel                                                   67,875        10,686
                                                   --------------  ------------
                                                          461,348       140,231

Operating loss                                           (421,157)     (138,578)
Income taxes                                                  800           800
                                                   --------------  ------------
    Net loss                                             (421,957)     (139,378)
    Other comprehensive income
      Foreign currency translation adjustment             (93,325)        5,687
                                                   --------------  ------------
    Comprehensive loss                             $     (515,282)     (133,691)
                                                   ==============  ============
    Basic and diluted net loss per share           $        (0.02)        (0.01)
                                                   ==============  ============

    Weighted average shares outstanding                23,932,318    11,000,108
                                                   ==============  ============

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

           For the three month periods ended March 31, 1998 and 1997
                                  (Unaudited)

                                                        1998          1997
                                                    -----------     ---------
Cash flows from operating activities:
  Net loss                                          $   (421,957)   (139,378)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                         43,048       2,572
    (Increase) in accounts receivable                  (198,305)    (30,635)
    Increase in accounts payable,
      accrued liabilities and current portion
      of long-term debt                                  99,377      18,122
                                                    -----------    --------

      Net cash used in operating activities            (477,837)   (149,319)
                                                    -----------    --------

Cash flows from investing activities:
  Purchase of equipment                                 (14,030)     (1,593)
  Mining properties and equipment                    (2,105,807)   (100,151)
                                                    -----------    --------

    Net cash used in investing activities            (2,119,837)   (101,744)
                                                    -----------    --------

Cash flows from financing activities:
  Proceeds from exercise of common stock warrants        45,895          --
  Repayment of long-term debt                           (50,000)         --
                                                    -----------    --------

    Net cash used in financing activities                (4,105)         --
                                                    -----------    --------

Effects of exchange rates on cash                       (93,325)      5,687
                                                    -----------    --------

Net decrease in cash and cash equivalents            (2,695,104)   (245,376)

Cash and cash equivalents, beginning of period        4,096,141     334,387
                                                    -----------    --------

Cash and cash equivalents, end of period            $ 1,401,037      89,011
                                                    ===========    ========

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                   As of March 31, 1998 and December 31, 1997

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

     (2)  Caerwinning Deposit Mineral Lease

          The Company received government approval of the Caerwinning Deposit mineral lease on March 31, 1998. Upon receipt of this approval, the Company became eligible to borrow an additional $1,400,000 on its 15% Secured Note Payable. The Company received the funds on April 6, 1998.

     (3)  Fixed Assets

                                              March  31,      December 31,
                                                 1998            1997
                                             -----------      ------------
          Mining properties under
           development:
            Grasdrif deposit                     916,858         819,724
            Caerwinning deposit              $   611,534         374,403
            Montrose deposit                      44,149              --
                                             -----------       ---------

                                               1,572,541       1,194,127
                                             -----------       ---------

          Mining equipment, at cost            2,405,432         678,039
           Less accumulated depreciation         (72,349)        (31,932)
                                             -----------       ---------

                                               2,333,083         646,107
                                             -----------       ---------

          Office equipment, at cost               51,633          37,603
           Less accumulated depreciation         (23,588)        (20,957)
                                             -----------       ---------

                                                  28,045          16,646
                                             -----------       ---------

                                             $ 3,933,669       1,856,880
                                             ===========       =========

     (4) During March 1998, warrant holders exercised warrants to purchase 172,286 common shares of the Company at an exercise price of Cdn$.375 per share, resulting in proceeds of $45,895.

ITEM 2.   Management's Discussion and Analysis or Plan of Operation

     The Company is engaged in diamond exploration and mining. The Company has acquired two mining properties (the Grasdrif Deposit and the Caerwinning Deposit) and has acquired an option to purchase a third mining property (the Montrose Kimberlite Pipe), all of which are located in the Republic of South Africa. The Company intends to conduct exploration and acquisitions of additional diamond pipes and alluvial deposits and is continuously evaluating potential property acquisitions.

     To date, the Company's activities have included the investigation and acquisition of mining property interests, purchase of mining plant and equipment and exploratory work and site establishment. During the quarter ended March 31, 1998 the Company purchased mining plant and equipment for and incurred site establishment costs at the Grasdrif Deposit in the amount of $1,824,527. In addition, the Caerwinning mineral lease was purchased for $226,348 and an extensive drilling program at the Montrose Deposit commenced in March 1998. The increase in interest income is mainly due to the investing of cash received from the debt and equity financing in December 1997. The interest expense in 1998 is on the debt portion of that financing. The increase in other expenses is mainly due to the Company gearing up to place the Grasdrif and Caerwinning Deposits into production. During March 1998, warrant holders exercised warrants to purchase 172,286 common shares of the Company at an exercise price of Cdn$.375 per share, resulting in proceeds of $45,895. The Company received government approval of the Caerwinning Deposit mineral lease on March 31, 1998. Upon receipt of this approval, the Company became eligible to borrow an additional $1,400,000 on its 15% Secured Note Payable. The Company received the funds on April 6, 1998. The Company has financed its activities to date through the sale of its equity and debt securities. The Company's plan of operations for the next 12 months include the completion of exploratory work at the Montrose Deposit and site establishment and the commencement of full scale mining operations at the Grasdrif and Caerwinning Deposits. The Company expects to be in full scale mining operations on both deposits by the end of June 1998.

     The Company believes that it has sufficient working capital to satisfy its working capital requirements for the next 12 months, including the capital required to commence full scale operations at two of its mining properties, the Grasdrif and Caerwinning Deposits. The Company's beliefs concerning the sufficiency of its working capital are based on certain assumptions concerning, among other things, the estimated grade of the processed ore, average price per diamond carat and cost of production. If any of these assumptions prove incorrect, the Company may require additional capital. Any such additional financing may require a pledge or mortgage of the Company's properties and of any production therefrom. There is, of course, no assurance that satisfactory financing, if necessary, could be obtained therefor. In addition to borrowings to finance individual development projects, the Company may also borrow funds from time to time for working capital and other general corporate purposes.

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

               Exhibit 27.1  Financial Data Schedule

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

                                    Global Diamond Resources, Inc.
                                    (Registrant)


Dated:  April 22, 1998              By:  /s/ MERVYN J. McCULLOCH
                                       -----------------------------
                                             Mervyn J. McCulloch,
                                             Chief Financial Officer