Form 10QSB
period 1998-06-30
GLOBAL DIAMOND RESOURCES INC
filed 1998-08-11
CIK 1003076

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

     [_]       TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________


Commission File Number 0-21635

                         Global Diamond Resources, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Nevada                                   33-0213535
------------------------------------   -----------------------------------------
(State or other jurisdiction           (IRS Employer
of incorporation or organization)      Identification No.)

           836 Prospect Street, Suite 2B, La Jolla, California  92037
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

                       Yes    X              No
                           --------             -------

     As of August 7, 1998, the Company had 24,075,890 shares of its $.0005 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1.   Financial Statements


Condensed Consolidated Balance Sheets at June 30, 1998 (unaudited)
  and December 31, 1997....................................................   2
Unaudited Condensed Consolidated Statements of Operations for the
  three month periods and six month periods ended June 30, 1998 and 1997... 3 Unaudited Condensed Consolidated Statements of Cash Flows for the
  six month periods ended June 30, 1998 and 1997...........................   4
Notes to Condensed Consolidated Financial Statements.......................   5

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                      June 30, 1998 and December 31, 1997


                      Assets                                                   1998           1997
                                                                           -----------     ---------
                                                                           (Unaudited)
Current assets:
  Cash and cash equivalents                                                $ 1,101,900     4,096,141
  Accounts receivable                                                           87,696        99,998
                                                                           -----------     ---------
                                                                             1,189,596     4,196,139
Property and equipment, net                                                  4,524,896     1,856,880
                                                                           -----------     ---------
                                                                           $ 5,714,492     6,053,019
                                                                           ===========     =========
                  Liabilities

Current liabilities:
  Accounts payable, accrued liabilities
    and current portion of long-term debt                                  $   338,269       301,390
                                                                           -----------     ---------
Long-term debt, less current portion                                         3,000,000     1,662,500
                                                                           -----------     ---------

             Stockholders' Equity

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    no shares issued                                                                --            --
  Common stock, $0.0005 par value, 50,000,000 shares authorized,
    24,075,890 and 23,903,604 shares issued and outstanding,
    respectively                                                                12,038        11,952
  Additional paid-in capital                                                 7,001,448     6,955,639
  Accumulated deficit                                                       (3,661,244)   (2,837,791)
  Accumulated other comprehensive income
    Foreign currency translation adjustment                                   (976,019)      (40,671)
                                                                           -----------    ----------
                                                                           $ 2,376,223     4,089,129
                                                                           -----------    ----------
                                                                           $ 5,714,492     6,053,019
                                                                           ===========    ==========

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

 For the three month periods and six month periods ended June 30, 1998 and 1997
                                  (Unaudited)

                                                     Three month periods ended               Six month periods ended
                                                  -------------------------------        --------------------------------
                                                  June 30, 1998     June 30, 1997        June 30, 1998      June 30, 1997
                                                  -------------     -------------        -------------      -------------
Other income:
  Interest income                                 $      20,201             2,744               60,392              4,397
                                                  -------------     -------------        -------------      -------------

Expenses:
  Business development                                    7,113               --                 7,113                 --
  Consulting fees                                        15,000          118,126                30,000            119,045
  Depreciation                                          (37,951)           9,499                 5,097             12,071
  Interest                                              110,917               --               170,917                 --
  Legal and accounting                                   44,974           28,506               103,425             76,391
  Office and miscellaneous                               59,874           51,236               145,706             78,690
  Salaries and benefits                                 169,743           87,362               300,885            138,077
  Travel                                                 51,912           20,123               119,787             30,809
                                                  -------------     -------------        -------------      -------------
                                                        421,582          314,852               882,930            455,083
                                                  -------------     -------------        -------------      -------------
Operating loss                                         (401,381)        (312,108)             (822,538)          (450,686)
Income tax expense                                          115              180                   915                980
                                                  -------------     -------------        -------------      -------------
    Net loss                                           (401,496)        (312,288)             (823,453)          (451,666)

    Other comprehensive income -                             --               --                    --                 --
     Foreign currency translation
       adjustment                                      (842,023)           5,687              (935,348)            (1,642)
                                                  -------------     -------------        -------------      -------------
    Comprehensive loss                            $  (1,243,519)        (306,601)           (1,758,801)          (453,308)
                                                  =============     ============         =============      =============
    Basic and diluted net loss per share          $       (0.02)           (0.03)                (0.03)             (0.04)
                                                  =============     ============         =============      =============
    Weighted average shares
      outstanding                                    24,075,890       11,070,108            24,004,104         11,035,108
                                                  =============     ============         =============      =============

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

             For the six month periods ended June 30, 1998 and 1997
                                  (Unaudited)

                                                            Six month periods ended
                                                        ------------------------------
                                                        June 30, 1998    June 30, 1997
                                                        -------------    -------------
Cash flows from operating activities:
  Net loss                                              $    (823,453)        (451,666)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                                5,097           12,071
    Shares issued in consideration for                             --          118,126
      consulting services
    Decrease (increase) in accounts receivable                 12,302          (41,817)
    Increase in accounts payable
      and accrued liabilities                                  66,045           17,281
                                                        -------------    -------------
      Net cash used in operating activities                  (740,009)        (346,005)
                                                        -------------    -------------

Cash flows provided by financing activities:
  Proceeds from exercise of common stock  warrants             45,895               --
  Proceeds from long-term debt                              1,400,000               --
  Repayment of long-term debt                                 (91,666)              --
  Subscriptions received                                           --          653,853
                                                        -------------    -------------
     Net cash provided by financing activities              1,354,229          653,853
                                                        -------------    -------------
Cash flows used in investing activities:
  Additions to property and equipment, net                 (2,673,113)        (401,053)
                                                        -------------    -------------
Effects of exchange rates on cash                            (935,348)          (1,642)
                                                        -------------    -------------
Net (decrease) in cash and
  cash equivalents                                         (2,994,241)         (94,847)

Cash and cash equivalents, beginning of period              4,096,141          334,387
                                                        -------------    -------------
Cash and cash equivalents, end of period                $   1,101,900          239,540
                                                        =============    =============

Supplemental disclosure of non-cash transaction.

In June 1997, the Company issued 210,000 common shares to three unaffiliated parties. The shares were issued as consideration for consulting services rendered by each party.

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

         As of June 30, 1998 and December 31, 1997, and for each of the three month periods and six month periods ended June 30, 1998 and 1997


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

(2)  Fixed Assets
                                                     June 30,      December 31,
                                                       1998            1997
                                                     ----------    ------------
        Mining properties under development:
          Caerwinning deposit                        $  614,205         374,403
          Grasdrif deposit                            1,067,971         819,724
          Montrose deposit                              113,921              --
                                                     ----------    ------------
                                                      1,796,097       1,194,127
                                                     ----------    ------------

        Mining equipment, at cost                     2,833,268         673,455
        Less accumulated depreciation                  (133,580)        (30,202)
                                                     ----------    ------------
                                                      2,699,688         643,253
                                                    -----------    ------------

        Office equipment, at cost                        56,895          42,187
        Less accumulated depreciation                   (27,784)        (22,687)
                                                    -----------    ------------

                                                         29,111          19,500
                                                    -----------    ------------

                                                    $ 4,524,896       1,856,880
                                                    ===========    ============

ITEM 2.   Management's Discussion and Analysis


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

     To date, the Company's activities have included the investigation and acquisition of mining property interests, exploratory work, site establishment and purchase and operation of mining plant and equipment. During the six months ended June 30, 1998, the Company purchased mining plant and equipment for and incurred site establishment costs at the Grasdrif Deposit in the amount of $1,861,104 and at the Caerwinning Deposit in the amount of $786,758 (which includes the option price paid for the mineral lease of $192,243). In addition, an extensive drilling program at the Montrose Kimberlite Pipe commenced in March 1998.

     The increase in interest income is mainly due to the temporary investment of cash received from the debt and equity financings in December 1997 and April 1998. In June 1998, it was decided the depreciation since January 1998 on earthmoving and other equipment used in the development of the mining properties should be capitalized to mining properties under development. Through March 31, 1998 this was written off as depreciation in the income statement. This resulted in the ($37,951) reflected as depreciation for the three months ended June 30, 1998 in expenses. The interest expense in 1998 is the result of the debt portion of that financing. The increase in other expenses is mainly due to the Company gearing up to place the Grasdrif and Caerwinning Deposits into production.

     The Grasdrif Deposit primary and final recovery plants are presently being commissioned. The various components of the primary recovery plant and the flow sorters in the final recovery plant are being run independently a few hours a day for testing and calibration purposes. By mid August, it is expected that the primary and final recovery plant will be in operation with hours increasing to one shift of 10 hours per day by the middle of September. It is expected that by the end of October the number of hours will have increased to two 10 hour shifts per day. The dense media separator in the final recovery plant is expected to be commissioned by the middle of September. The tailings from the pan plant, which are destined for the dense media separator, will be stockpiled until the dense media separator is commissioned.

     The Caerwinning Deposit primary recovery plant is presently being commissioned. The various components of the primary recovery plant are being run independently a few hours a day for testing purposes. By the end of August, it is expected that the primary plant will be in operation with hours increasing to one shift of 10 hours per day by the end of September. After the concentrate has been sorted by the classifier in the final recovery plant, final recovery of the diamonds will be by hand until the flow sorters are installed and calibrated. It is anticipated that the installation and calibration of the flow sorters in the final recovery plant will be completed by the middle of September. It is expected that by the middle of November the number of hours will have increased to two 10 hour shifts per day. Due to the nature of the deposit, a dense media separator will not be used in the primary recovery plant.

     The Montrose Kimberlite Pipe drilling program which commenced in March 1998 was completed in April. The drill samples consisting of 222 tonnes are being processed, milled and handsorted by an independent laboratory. As of August 7, 1998, all the drill samples have been processed and 96% of the concentrate below 6mm in size have been handsorted and 73% of the plus 6mm have been milled and 14% has been handsorted. A total of 27 diamonds were recovered with a total weight of 3.57 carats. The largest is a diamond of 0.47 carats. The diamonds are all of gem or near gem quality. Final report on the results of the program are expected by the end of August. The Company will carry out an extensive underground bulk sample if the results of the drilling program support this next step. The option on the Montrose Kimberlite Pipe expires in October 1998. In order to carry out the underground bulk sample, the Company would have to negotiate a one year extension of the option period to cover the carrying out of the underground bulk sample and the analysis of the results. It is expected that the extension will be obtained for a small cash payment to the property owner as well as a small increase in the R2,800,000 option amount. However, there is no certainty that this extension will be obtained.

     The Company's mining properties are all situated in the Republic of South Africa, where the currency is the Rand. Since the Company commenced operations in South Africa in 1994, the Rand has slowly but steadily weakened against other major currencies, including the US dollar. However, in June 1998, the Rand weakened significantly and continues to show further weakness. At May 31, 1998, the rate was Rand 5.156 to US$1 and at June 30, 1998 was Rand 5.93 to US$1.
This caused most of the foreign currency translation adjustment of $742,023 for the three months ended June 30, 1998. During the period July 1, 1998 to August 7, 1998, the rate varied in the range of Rand 5.95 to 6.81 to US$1. At August 7, 1998, the rate was Rand 6.214 to US$1.

     Revenue will be generated in US$ and mine operating costs are incurred in Rand. The initial revenue impact on potential future earnings should be favorable, however, the impact of inflation on mine operating costs caused by the decline in the Rand value may mitigate or unfavorably impact the initial revenue gains that are made. There should be no significant impact on the cost of the earthmoving equipment component of plant and machinery as most of this equipment is imported into South Africa and is quoted in US$ or other major currency. Purchases of other plant and machinery are payable in Rand.

     The Company has financed its activities to date through the sale of its equity and debt securities. The Company's plan of operations for the next 12 months include the underground bulk sample work at the Montrose Kimberlite Pipe and completion of site establishment and the commencement of mining operations at the Grasdrif and Caerwinning Deposits. The Company expects to begin mining operations on both deposits during the third quarter of 1998.

     The Company believes that it has sufficient working capital to satisfy its working capital requirements for the next 12 months, including the capital required to commence the underground bulk sample at the Montrose Kimberlite Pipe and mining operations at two of its mining properties, the Grasdrif and Caerwinning Deposits. The Company's beliefs concerning the sufficiency of its working capital are based on certain assumptions concerning, among other things, the estimated grade of the processed ore, average price per diamond carat, commencement and scale of mining operations, Rand US$ exchange rate and cost of production. If any of these assumptions prove incorrect, the Company may require additional capital. Any such additional financing may require an additional pledge or mortgage of the Company's properties and of any production therefrom. There is, of course, no assurance that satisfactory financing, if necessary, could be obtained therefor. In addition to borrowings to finance individual development projects, the Company may also borrow funds from time to time for working capital and other general corporate purposes.

     In February 1998, Statement of Financial Standards No. 132, "Employers' Disclosures about Pension and Retirement Benefits" (SFAS No. 132), was issued and is effective for fiscal years beginning after December 15, 1997. This statement standardizes disclosure requirements for pensions and other post retirement benefits. It does not change the measurement or recognition provisions for those benefit plans.

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities.

     The Company anticipates that the adoption of SFAS Nos. 132 and 133 will not have a significant effect on the financial position, results of operations or liquidity of the Company.

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

                  27 Financial Data Schedule

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

                                    Global Diamond Resources, Inc.
                                    (Registrant)


Dated:  August 10, 1998             By:  /s/ MERVYN J. McCULLOCH
                                       -------------------------
                                       Mervyn J. McCulloch,
                                       Chief Financial Officer