Form 10QSB
period 1998-09-30
GLOBAL DIAMOND RESOURCES INC
filed 1998-11-12
CIK 1003076

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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


                                Not Applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

     As of November 9, 1998, the Company had 24,227,061 shares of its $.0005 par value common stock issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION



ITEM 1.  Financial Statements
                                                                           PAGE
                                                                           ----

Unaudited Condensed Consolidated Balance Sheet at September 30, 1998..........2
Unaudited Condensed Consolidated Statements of Operations for the three month periods and nine month periods ended September 30, 1998 and 1997......3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  nine month periods ended September 30, 1998 and 1997........................4
Notes to Condensed Consolidated Financial Statements..........................5

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheet

                              September 30, 1998
                                  (Unaudited)

                        Assets
Current assets:
  Cash and cash equivalents                                  $   277,859
  Accounts receivable                                             93,981
  Inventory - diamonds                                            42,040
                                                             -----------
                                                                 413,880
Property and equipment, net                                    5,218,490
                                                             -----------
                                                             $ 5,632,370
                                                             ===========

                      Liabilities

Current liabilities:
  Accounts payable, accrued liabilities
    and current portion of long-term debt                    $   559,525
                                                             -----------
Long-term debt, less current portion                           3,000,000
                                                             -----------

                  Stockholders' Equity

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000
    shares authorized, no shares issued                               --
  Common stock, $0.0005 par value, 50,000,000
    shares authorized, 24,227,061 shares issued and
    outstanding                                                   12,114
  Additional paid-in capital                                   7,104,403
  Accumulated deficit                                         (4,139,732)
  Accumulated other comprehensive income
    Foreign currency translation adjustment                     (903,940)
                                                             -----------
                                                               2,072,845
                                                             -----------
                                                             $ 5,632,370
                                                             ===========

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

For the three month periods and nine month periods ended September 30, 1998 and
                                     1997
                                  (Unaudited)

                                         Three month periods ended           Nine month periods ended
                                      -------------------------------     -------------------------------
                                      September  30,    September 30,     September 30,     September 30,
                                          1998              1997             1998              1997
                                      --------------    -------------     -------------     -------------
Other Income:
  Interest income                     $     6,622            1,390            67,014             5,787
                                      -----------       ----------        ----------        ----------
Expenses:
  Business development                      5,000           36,000            12,113            36,000
  Site investigation and project
    costs written off                          --           11,396                --            11,396
  Consulting fees                          13,000           66,225            43,000           185,270
  Depreciation                              2,839            6,677             7,936            18,748
  Interest                                112,500                -           283,417                 -
  Legal and accounting                     46,240           30,526           149,665           106,917
  Office and miscellaneous                 63,342           30,160           209,048           108,850
  Salaries and benefits                   164,147           84,179           465,032           222,256
  Travel                                   78,042           33,075           197,829            63,884
                                      -----------       ----------        ----------        ----------
                                          485,110          298,238         1,368,040           753,321

Operating loss                           (478,488)        (296,848)       (1,301,026)         (747,534)
Income tax expense                             --               --               915               980
                                      -----------       ----------        ----------        ----------
    Net loss                             (478,488)        (296,848)       (1,301,941)         (748,514)

    Other comprehensive income -
      Foreign currency translation
        adjustment                         72,079           (8,058)         (863,269)           (9,700)
                                      -----------       ----------        ----------        ----------
    Comprehensive loss                $  (406,409)        (304,906)       (2,165,210)         (758,214)
                                      ===========       ==========        ==========        ==========
    Basic and diluted net
      loss per share                  $     (0.02)           (0.03)            (0.05)            (0.07)
                                      ===========       ==========        ==========        ==========

    Weighted average shares
      outstanding                      24,151,476       11,658,570        24,053,228        11,242,928
                                      ===========       ==========        ==========        ==========

See accompanying notes to condensed consolidated financial statements

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

         For the nine month periods ended September 30, 1998 and 1997
                                  (Unaudited)

                                                          Nine month periods ended
                                                       -------------------------------
                                                       September 30,     September 30,
                                                          1998               1997
                                                       -------------     -------------
Cash flows from operating activities:
  Net loss                                             $(1,301,941)        (748,514)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                            7,936           18,748
     Shares issued in consideration for
       consulting fees                                          --          177,500
     Decrease in accounts receivable                         6,017           17,760
     Decrease (increase) in inventory                      (42,040)          64,208
     Increase (decrease) in accounts payable
       and accrued liabilities                             323,134          (44,199)
                                                       -----------         --------
      Net cash used in operating activities             (1,006,894)        (514,497)
                                                       -----------         --------
Cash flows provided by financing activities:
  Proceeds from exercise of common stock
    warrants                                                45,895               --
  Proceeds from long-term debt                           1,400,000               --
  Repayment of long-term debt                             (116,543)              --
  Subscriptions received                                        --          769,704
                                                       -----------         --------
    Net cash provided by financing activities            1,329,352          769,704
                                                       -----------         --------
Cash flows used in investing activities:
  Additions to property and equipment                   (3,804,513)        (491,602)
                                                       -----------         --------
Effects of exchange rates on cash                         (336,227)          (9,700)
                                                       -----------         --------
Net decrease in cash and cash equivalents               (3,818,282)        (246,095)

Cash and cash equivalents, beginning of
   period                                                4,096,141          334,387
                                                       -----------         --------
Cash and cash equivalents, end of period               $   277,859           88,292
                                                       ===========         ========

Supplemental disclosure of non-cash transaction.

In 1997, the Company issued 310,000 common shares to three unaffiliated parties. The shares were issued as consideration of consulting services rendered by each party.

In September 1997, the Company purchased plant and equipment for $350,000. The Company paid $100,000 in cash and issued 615,385 common shares for the balance, being the number of shares based on their market value on the date of purchase.

In August 1998, the Company purchased offices and housing for its Caerwinning Deposit for $61,980. The Company issued 151,171 common shares, based on a value of $0.41 per share.

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

           As of September 30, 1998 and for each of the three month periods and nine month periods ended September 30, 1998 and 1997


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

(2)  Property and Equipment

     Mining properties under development:
       Caerwinning deposit                          $  804,668
       Grasdrif deposit                              1,436,390
       Montrose Kimberlite pipe                        123,840
                                                     ---------
                                                     2,364,898
                                                     ---------
       Mining equipment, at cost                     3,043,431
       Less accumulated depreciation                  (209,107)
                                                     ---------
                                                     2,834,324
                                                     ---------
       Office equipment, at cost                        49,891
       Less accumulated depreciation                   (30,623)
                                                     ---------
                                                        19,268
                                                     ---------
                                                    $5,218,490
                                                     =========

ITEM 2.    Management's Discussion and Analysis or Plan of Operation

     The Company is engaged in diamond exploration and mining. The Company has acquired two mining properties (the Grasdrif Deposit and the Caerwinning Deposit) and owns an option to purchase a third mining property (the Montrose Kimberlite Pipe), all of which are located in the Republic of South Africa. The Company intends to conduct exploration and acquisitions of additional diamond pipes and alluvial deposits and is continuously evaluating potential property acquisitions.

     To date, the Company's activities have included the investigation and acquisition of mining property interests, exploratory work, site establishment and purchase and operation of mining plant and equipment. During the nine months ended September 30, 1998, the Company purchased mining plant and equipment for and incurred site establishment costs at the Grasdrif Deposit in the amount of $2,629,608 and at the Caerwinning Deposit in the amount of $1,113,405. In addition, an extensive drilling program at the Montrose Kimberlite Pipe was completed in April 1998.

     The increase in interest income is mainly due to the temporary investment of cash received from the debt and equity financings in December 1997 and April 1998. The interest expense in 1998 is the result of the debt portion of that financing. The increase in aggregate Company expenses is mainly due to the Company gearing up to place the Grasdrif and Caerwinning Deposits into production.

     The Grasdrif Deposit primary and final recovery plants, with the exception of the dense media separator ("DMS"), were initially commissioned in August 1998. The tailings from the pan plant, which are destined for the DMS will be stockpiled until the DMS is commissioned. The DMS, which is a mobile unit, experienced technical problems during commissioning. The manufacturer had attempted to correct the problems on site. However, due to the remoteness of the Grasdrif Deposit, the modifications could not be carried out. The manufacturer has returned the DMS back to its factory in order to carryout the modifications. The manufacturer has informed the Company that it expects the DMS modifications to be completed and the unit returned to the Grasdrif Deposit by the middle of November 1998. Based on this, the final commissioning of the entire primary and final recovery plant is not expected until January 1999.

     The Caerwinning Deposit primary and final recovery plants were commissioned in September 1998. Due to the nature of the deposit, a dense media separator is not used in the primary recovery plant. The plant is operating on a one 12 hour shift per day. Diamonds were recovered during the commissioning of the plant and are reflected at net realizable value as Inventory - diamonds on the balance sheet at September 30, 1998. The value of these diamonds was credited against mine development costs. From October 1, 1998, diamond recoveries will be reflected as sales revenue when sold.

     The Montrose Kimberlite Pipe drilling program which commenced in March 1998 was completed in April. The drill samples consisted of 222 tonnes which have been processed, milled and handsorted by an independent laboratory. A total of 31 diamonds were recovered with a total weight of 3.733 carats. The largest is a diamond of 0.47 carats. The diamonds are all of gem or near gem quality. The final report on the results of the program prepared by the independent laboratory were received at the end of August 1998. The Company is evaluating the report. It appears, based on the preliminary evaluation of the report, that an extensive bulk sample must be carried out before a decision can be made on whether to exercise the option on the Montrose Kimberlite Pipe. The option was extended by one year to October 1999 with the option amount increased from R2,800,000 to R3,100,000.

     The Company's mining properties under development and mining equipment are all situated in the Republic of South Africa, where the currency is the Rand. At September 30, 1998, the rate was Rand 5.872 to US$1 and at November 9, 1998, the rate was Rand 5.549 to US$1. In June 1998, the Rand weakened significantly against other major currencies including the US dollar. At May 31, 1998, the rate was Rand 5.156 to US$1 and at June 30, 1998, the rate was Rand 5.93 to US$1. The revaluation of the Company's property and equipment caused most of the foreign currency translation adjustment of $863,269 for the nine months ended September 30, 1998.

     The Company has financed its activities to date through the sale of its equity and debt securities. The Company's plan of operations for the next 12 months include the bulk sample work at the Montrose Kimberlite Pipe, continuation of mining operations at the Caerwinning Deposit and commencement of mining operations at the Grasdrif Deposit in the first quarter of 1999.

     The Company believes that it requires, at a minimum, additional working capital of $1,000,000 to satisfy its working capital requirements for the next 12 months, which includes working capital required for the mining operations at two of its mining properties, the Grasdrif and Caerwinning Deposits. The Company recently commenced a private placement of its common shares for up to $1,000,000. There is no assurance that the Company will be able to raise the $1,000,000 it requires through the private placement or otherwise. In the event the Company is unable to raise the $1,000,000 by December 31, 1998, then commissioning of the plant and/or production at the Grasdrif Deposit may be halted and certain of the resources moved to the Caerwinning Deposit to increase production at that mine. Additional capital will also be required to conduct the bulk sample at the Montrose Kimberlite Pipe.

     The Company's beliefs concerning its working capital requirements are based on certain assumptions concerning, among other things, the estimated grade of the processed ore, average price per diamond carat, commencement and scale of mining operations, Rand US$ exchange rate and cost of production. If any of these assumptions prove incorrect, the Company may require additional capital. Any such additional financing may require an additional pledge or mortgage of the Company's properties and of any production therefrom. There is, of course, no assurance that satisfactory financing, if necessary could be obtained therefor. In addition to borrowings to finance individual development projects, the Company may also borrow funds from time to time for working capital and other general corporate purposes.

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 hardware and software failures. Failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company has addressed this risk as to the availability and integrity of financial accounting systems and the reliability of operational systems. The Company considers its systems to be Year 2000 compliant and does not expect to incur any further material costs in connection with Year 2000 issues. All expenses to date have been written off as incurred. Since the Company's mining equipment is not date sensitive, the most likely worse case scenario is the loss of supply of power and fuel to the mining operations.

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued, effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.

     The Company anticipates that the adoption of SFAS 133 will not have a significant effect on the financial position, results of operations or liquidity of the Company.

     This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, that as of this date the Company has just commenced mining operations at its Caerwinning Deposit, has not commenced mining operations at its Grasdrif Deposit; the lack of proven reserves at any of the Company's three mines; mining risks generally; political risks associated with the Company's operations in the Republic of South Africa; general economic conditions; currency fluctuations; and estimates of costs of production. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

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

                  Exhibit 27

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

                                  Global Diamond Resources, Inc.
                                  (Registrant)


Dated:  November 11, 1998         By:  /s/ MERVYN J. McCULLOCH
                                     -------------------------
                                     Mervyn J. McCulloch,
                                     Chief Financial Officer