Form 10KSB
period 1998-12-31
GLOBAL DIAMOND RESOURCES INC
filed 1999-11-22
CIK 1003076

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-21635

                        GLOBAL DIAMOND RESOURCES, INC.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


 Nevada                                                   33-0213535
----------------------                                   -----------------------

 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)


 836 Prospect Street, Suite 2B
 La Jolla, California
----------------------
 (Address of principal executive offices)                 92037

                                                          ---------------------
                                                          (Zip Code)


         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE  (619) 459-1928
                                                         --------------

Securities to be registered under Section 12(b) of the Act:

 Title of each class                              Name of each exchange on which
 to be so registered                              each class is to be registered

      None
----------------------
                                                      N/A
                                                  -----------------------

Securities to be registered under Section 12(g) of the Act:

                        COMMON STOCK, $.0005 PAR VALUE

--------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [_]    No [X]


Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The market value of the voting stock held by non-affiliates of the registrant as of September 30, 1999 was approximately $4,235,000.

The number of shares of the Common Stock outstanding as of September 30, 1999 was 45,600,678.

                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

Part I

Item 1.  Description of Business.

Business Development
--------------------

     Certain mining and geological terms used below are defined in the section "Glossary," below. The Company has entered into certain financial commitments payable in Rand, the unit of currency of the Republic of South Africa. All Rand based amounts are designated by the symbol R. As of September 30, 1999, the Rand-Dollar exchange rate was 6.14 Rand to one U.S. Dollar. Unless otherwise indicated, all share information contained in this report has been adjusted to give effect for a two for one split of the outstanding shares of Common Stock effected on December 19, 1997.

     Global Diamond Resources, Inc., a Nevada corporation ("Company"), was formed under the laws of the State of Nevada on January 7, 1987 under the name Lohengrin, Inc. for the purpose of conducting an unspecified offering of its securities and then applying the net proceeds towards the acquisition of one or more businesses. In March 1988, the Company acquired all of the outstanding common shares of capital stock of Western Capital Leasing Corporation, a California corporation engaged in the business of equipment financing. At that time, the Company changed its corporate name to Western Capital Financial Corporation. Between March 1988 and March 1992, the Company acted as a holding corporation for its wholly-owned subsidiary, Western Capital Leasing Corporation. In 1992 Western Capital Leasing Corporation discontinued active business operations. Between March 1992 and July 1995, the Company and Western Capital Leasing Corporation were both inactive.

     In July 1995, the Company acquired all of the outstanding shares of common stock of Global Diamond Resources Inc. ("Global Diamond-BC"), a British Columbia corporation. At the time, Global Diamond-BC served as a holding company for its South African operations. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated July 17, 1995, the Company acquired from the shareholders of Global Diamond-BC all of the issued and outstanding capital shares of that corporation in exchange for the Company's issuance of 8,830,000 shares of Common Stock of the Company (representing 95% of the issued and outstanding shares of the Common Stock after giving effect to the reorganization) and warrants to purchase 1,100,000 shares of Common Stock, at Canadian $.375 per share, expiring on December 31, 1997. The terms of the reorganization were the result of arm's-length negotiations between management of the Company and management of Global Diamond-BC. Prior to the consummation of the reorganization, the Company divested itself of its interest in Western Capital Leasing Corporation by selling all of the issued and outstanding shares of the common stock of Western Capital Leasing Corporation for $1.00. At the time of the divestiture, Western Capital Leasing Corporation was a dormant corporation without assets or operations of any kind. Subsequent to the reorganization, the Company changed its corporate name to Global Diamond Resources, Inc.

     On December 5, 1997, the Company entered into a Securities Purchase Agreement with International PCM Holdings Limited ("PCM") pursuant to which PCM has invested $6,000,000 in the Company. Under the terms of the Agreement, PCM purchased 7,050,482 shares of Common Stock for the purchase price of $3,000,000. In addition, PCM agreed to lend the Company up to $3,000,000 pursuant to a Secured Convertible Promissory Note in the original principal amount of $3,000,000 issued by a wholly-owned offshore subsidiary of the Company. The
Note issued to PCM is secured by 100% of the stock of the Company's South African subsidiary, Global Diamond Resources (SA) (Pty) Limited, which holds all of the Company's mining properties, plant and equipment.

     Under the terms of the Note, the outstanding principal accrues interest at a rate of 15% per year, payable in arrears in bi-annual installments, with all principal and interest due within five years from the date of the Note. The principal and interest under the Note is convertible in to a maximum of 1,807,816 shares of Common Stock of the Company at the rate of $.425 per share. The Note does not contain any penalties for prepayment, however the Note does include certain negative and affirmative financial and operational covenants on the part of the Company. In addition to the foregoing, PCM received warrants to purchase up to 807,852 shares of Common Stock at prices ranging from $.25 to $.375. On March 11, 1998, PCM exercised warrants to purchase 172,286 shares of Common Stock at an exercise price of Cdn$.375 per share. The Company has used the proceeds from the PCM financing to further its mining operations in South Africa. The Company agreed to expand its Board of Directors to nine members and appoint three nominees of PCM to the Board.

     In December 1997, the Board of Directors approved a two for one split of the outstanding shares of Common Stock of the Company and a change in its authorized Common Stock from 25 million shares of $.001 par value Common Stock to 50 million shares of $.0005 par value Common Stock. The effective date of the split was December 19, 1997.

     On December 29, 1998, the Company entered into Securities Purchase Agreements with LIWA Diamond Company Limited and New Diamond Holdings Limited, respectively, as amended June 30, 1999, pursuant to which each investor purchased 9,238,096 shares of Common Stock of the Company for $3,000,000. The Company agreed to expand its Board of Directors to 11 members and appoint 2 nominees of each investor to the board. PCM agreed to reduce its nominees to the Board to two.

     In connection with the investment by LIWA Diamond and New Diamond, the Company paid a finder's fee amounting to $1,363,200 and 2,750,000 shares of Common Stock to Mr. Abu Bakr Bin Ali Al-Akhdar Mood, who at the time was a director of PCM and a member of the Board of Directors of the Company. As a result of a subsequent arbitration over the matter, Mr. Abu Bakr returned to the Company $963,165 and the 2,750,000 shares of Common Stock. It is uncertain whether Mr. Abu Bakr will return the $400,035 balance of the cash portion of the finder's fee. On June 3, 1999, Mr. Abu Bakr resigned from the Board of Directors of the Company. In connection with the return of the cash and shares by Mr. Abu Bakr, 666,667 shares of common stock were issued to PCM as a fee for their assistance in the return of the finder's fee.

     In July 1999, the Company and its Chairman, Johann de Villiers, were named as defendants in an action brought by Mr. Abu Bakr in the United States District Court for the Southern District of California. In that action, Mr. Abu Bakr alleges that he acted as a finder in connection with the Company's sale of common stock to LIWA Diamond and New Diamond and that in connection with that offering, he was entitled to a finders' fee equal to approximately 28% of the gross proceeds. Mr. Abu Bakr alleges that the Company and Mr. de Villiers fraudulently forced Mr. Abu Bakr to participate in a binding arbitration regarding his finders' fees and that as a result of this arbitration, he was forced to return the finders' fee and resign from his position as Managing Director of the Bin Ladin Group, Petroleum, Chemical and Mining Division. Mr. Abu Bakr has alleged causes of action for breach of contract, unjust enrichment, fraud, misrepresentation and duress. Mr. Abu Bakr also alleges interference with and breach of his employment contract with the Bin Ladin Group. Mr. Abu Bakr seeks compensatory and punitive damages in an unspecified amount.

     In August 1999, the Company and Mr. de Villiers filed an answer to Mr. Abu Bakr's complaint in which they denied all of the allegations contained therein. The Company believes that the allegations of Mr. Abu Bakr are frivolous and, accordingly, the Company intends to vigorously defend this case.

     On June 16, 1999 the Company increased its authorized Common Stock from 50 million shares of $0.0005 par value Common Stock to 100 million shares of $0.0005 par value Common Stock. This increase was approved by a majority vote of shareholders.

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

Business of the Issuer
----------------------

     General

     The Company is engaged in diamond exploration and mining. The Company has acquired two mining properties (the Grasdrif Deposit and the Caerwinning Deposit), and owns an option to purchase a third mining property (the Montrose Kimberlite Pipe), all of which are located in the Republic of South Africa. The Company's current mine projects include:

     The Grasdrif Deposit. The property is an alluvial deposit on the inner bank of the Orange River in the Northern Cape Province. Based on previous exploration, the deposit is estimated to contain 80.43 million tonnes of in situ diamondiferous gravel. Between 1973 and 1984, a previous producer recovered in excess of 700,000 carats of high quality large gemstones from some 19 million tonnes of gravel from properties in the area. The Company owns the rights to this property. The Company has completed site establishment, including roads, power, housing and water, erection of a primary and final recovery plant on the lower terrace and commenced bulk sampling operations on the lower terrace in the last quarter of 1998.

     The Caerwinning Deposit. The property is an alluvial deposit downstream of the confluence of the Vaal and Harts Rivers in the Griqualand West area of the Northern Cape Province. The property is estimated to include 38.3 million tonnes of in situ diamondiferous gravel. During the period February 1989 to October 1994, 3,685 carats of high quality large gemstones with an average value of $488 per carat were recovered from this property. The Company has exercised an option to acquire the Caerwinning Deposit in June 1996 and completed a bulk sample in September 1996 in which it recovered 60 diamonds with a combined weight of 111.05 carats and a value of $642 per carat. The mineral lease, which has an initial ten year right to mine the Caerwinning Deposit was approved by the government of South Africa on March 31, 1998. The Company commenced production at the Caerwinning Deposit when the primary and final recovery plant was commissioned in September 1998.

     The Montrose Kimberlite Pipe. The property is located 30 kilometers east of Pretoria in the Gauteng Province, and is part of the Pretoria Group geological formation which includes the Premier Diamond Mine. Geological testing and drilling evidences a diamondiferous kimberlite pipe with a surface dimension of 4.25 hectares and a depth of 400 meters, which indicates a geological resource in excess of 9 million tonnes. The Company has acquired an option to purchase the Montrose Pipe and completed an extensive drilling program in April 1998. The Company has negotiated a one-year extension of the option period to October 2000. The extension was obtained for a lease payment of R60,000 ($9,800 at September 30, 1999) to the property owner. An increase in the option amount was also agreed upon. In the event the Company decides to exercise its option to purchase the mineral and surface rights of the Montrose property, the price was increased to $600,000.

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

     Background

     Diamond is the name attributed to a chemically inert mineral, which normally occurs as crystals formed when the element carbon is subjected to extraordinary heat and pressure. Diamond is believed to have been formed at a depth of 200-400km below the surface of the earth and is then transported to the earth's surface by the upward movement of molten rock. The molten rock solidifies as semi-circular (pipes) or linear bodies (fissures). The solidified rock is known as kimberlite. Pipes and fissures are eroded over time, and the diamonds thus released from such formations are transported and are eventually deposited in ancient or existing riverbeds and on beaches. In these deposits, the diamonds are typically associated with the coarser (gravel) fraction of the sediments, which are collectively known as alluvial deposits. The process of erosion grinds and crushes the poorer quality diamonds thereby enhancing greatly the average quality of the diamonds eventually deposited.

     Diamond exploration

     Diamond exploration typically begins with aerial photography, surface sampling and magnetic surveys for purposes of locating indicator minerals or geophysical anomalies, which may indicate the presence of kimberlite or an alluvial deposit. In the event a pipe is located, follow-up sampling is conducted to determine if it is diamondiferous. If the pipe is determined to be diamondiferous, bulk sampling is then conducted to evaluate the value of the diamonds present and the grade of the prospect.

     The exploration and evaluation of an alluvial diamond deposit is similar to that of kimberlite but typically more complex and less conclusive because of what is termed the "nugget-effect" which pertains to the scarce and irregular distribution of diamonds in the gravel. Drilling can only determine the three-dimensional extent of the gravel while bulk sampling is of necessity substantially more complex than for kimberlite.

     Diamond mining

     Kimberlite pipes are mined through a combination of open pit excavation and underground mining. The mining of a kimberlite pipe typically commences with an open pit mine to a shallow depth, generally 30 meters. Initially, a mining zone is designed and then bulldozers are used to remove the topsoil, which is set aside for reclamation. Hydraulic excavators are then employed to excavate an open pit. As the mining operations expand, digging benches into the pit wall enlarges the open pit. Since kimberlite pipes are relatively confined bodies, it becomes impractical at a certain depth, approximately 30 to 100 meters, to continue mining operations through open pit excavation. At this point, shafts are sunk away from and parallel to the ore body, and from these shafts, adits to the ore body are developed at various levels. The kimberlite ore is hoisted to the surface and hauled to a recovery plant by trucks.

     Alluvial deposits are mined by open cast methods generally known as strip mining. Removing any overburden present exposes the gravel. The gravel is then removed by hydraulic excavator, loaded onto trucks and transported to the recovery plant where it is then screened to remove all particles larger than 25mm. The larger fraction is discarded while the smaller fraction is then processed by gravity separation (rotary pans) or centrifugal separation (DMS) to recover the particles with a relative density of larger than 2.9 as concentrate.

     Recovery

     Each recovery plant consists of screens and associated separators that employ water, agitation, gravity and centrifugal force as a primary method to separate the heavier diamondiferous concentrate from the lighter tailings.

     Two methods are employed i.e. rotary pans and dense media separation (DMS), both well tried, the only difference is that pans are much cheaper to construct and operate but a DMS can be monitored electronically.

     Electronic sorting machines conduct final recovery from the concentrate. These machines utilize the luminescent properties of diamond when it is irradiated with X-rays. Photo multiplier tubes sense the luminescence and activate a trap door, which diverts the diamond to a safe box. This concentrate is then finally sorted by hand.

     Marketing

     The Company sells it diamonds directly to private diamond dealers and manufacturers through a tender system. There are no formal rules by which the prices of diamonds are determined. Sale prices are set by the diamonds' color, clarity, cut and weight which the prospective buyer expects to obtain through the polishing process, and the evaluation process is generally subjective. The Company expects that its sale of diamonds will be transacted in U.S. dollars on a cash basis. The Company has engaged Weir International Limited ("Weir") to market the Company's diamond production. In exchange for Weir's services, the Company shall pay Weir five percent (5%) of the gross amount of all diamond sales. Weir is a stockholder of the Company and the Company's Chief Executive Officer, has a beneficial interest in Weir. See "Part III, Item 12. Certain Relationships and Related Transactions."

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

     Pursuant to a Shareholder Agreement, dated March 24, 1995, between Global Diamond Resources (SA) (Pty) Limited and the promoters of Nabas Holdings (Pty) Limited ("Nabas Holdings"), an unaffiliated South African corporation, the parties formed Nabas Diamonds and owned the company on a 50/50 basis. Nabas Holdings assigned the rights to the Grasdrif Deposit to Nabas Diamonds.
Pursuant to an Agreement between the parties dated November 22, 1997, Nabas Holdings sold its 50% interest in Nabas Diamonds to the Company for R800,000 ($164,000), 1,000,000 shares of Common Stock and a common stock purchase warrant to purchase 500,000 shares of Common Stock, at a price of $.375 per share, expiring December 1, 1999. In addition, the Company agreed to appoint to its Board of Directors one nominee of Nabas Holdings. Nabas Holdings has nominated Mr. Charles MacDonald to the Company's board.

     The Company holds a prospecting permit for the Grasdrif Deposit which expires August 4, 2003. The Company will apply for a mining permit when the level of activities warrant such application, which is not anticipated to be reached for a few years.

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

     Mining Plan. The Company has completed site establishment at the Grasdrif Deposit, including roads, power, housing and water, erection of a primary and final recovery plant on the lower terrace and commenced bulk sampling operations on the lower terrace in the last quarter of 1998. The Company intends to conduct all mining and recovery activities directly. However, in the event the Company encounters calcified deposits that require blasting, it intends to engage contractors for this purpose. In the third quarter of 1999, the Company completed the erection of a primary recovery plant on the upper terrace and commenced bulk sampling on the upper terrace.

Production from the upper and lower terrace will only commence if positive results from the bulk samples are obtained.

     See "Item 6. Management's Discussion and Analysis" for a discussion of the results of operations and capital requirements of the Grasdrif Deposit.

     The Caerwinning Deposit

     Property Rights. The Company has acquired the exclusive rights to conduct mining operations at the Caerwinning Deposit, a 2,333 hectare alluvial deposit located in the Northern Cape Province. The Caerwinning Deposit lies on "alienated State land" pursuant to the Precious Stones Act of 1964 and, therefore, the Republic of South Africa owns all rights to the precious stones on the property. In 1978, Lama Minerals CC acquired from the Minister of Mines the necessary approvals to mine the surface and subsurface of the deposit. In June 1996, the Company exercised its option to acquire the mineral lease to the alluvial deposit from Lama Minerals CC for R1.14 million ($229,000). However, if kimberlite pipes or fissures are found on the property during prospecting or mining of the alluvial deposit, the Company will be required to pay an additional R8 million ($1,302,900 as of September 30, 1999) to Lama Minerals CC prior to the Company's mining of the pipes or fissures. The Company is required to pay the government 5 percent of the gross selling price of the monthly production from the deposit, with a minimum payment of R50,000 ($8,100 as of September 30, 1999) per year.

     Pursuant to the mineral lease, the Company has an initial ten year right to mine the Caerwinning Deposit (with a ten year renewal option), subject to Lama Minerals CC's right to terminate the mineral lease based on the Company's default thereunder. The Company's principal obligations to Lama Minerals CC under the lease are to comply with all South African mining regulations, restore disturbed land to the satisfaction of Lama Minerals CC and to compensate Lama Minerals CC for lost farming profits to the extent any mining operations disturb cultivated land. The initial ten year right to mine the Caerwinning Deposit commenced on March 31, 1998 upon approval of the mineral lease by the government of South Africa. The Company holds a mining permit for the Caerwinning Deposit which expires on March 31, 2008.

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

     The gravels occur in three distinct terraces of which the oldest is the furthest removed from the present river bed. The terraces are named T1, T2 and T3 with T1 being the oldest terrace. Secondary calcification is rather extensive in the oldest terraces but negligible in the later and recent deposits. The gravels mainly consist of cobble and pebble sized casts in a sandy matrix. Boulder sized particles are extremely rare except where local tributaries have introduced large more or less angular boulders into the mainstream deposits.

     Reserves. Based on past exploration drilling and bulk sampling and recent mining activities, the Company believes that the Caerwinning Deposit has 38.3 million tonnes of in situ diamondiferous gravel.

     Historical Production. The Caerwinning Deposit has been mined sporadically since 1969. Over the years, various producers have recovered 4,539 carats. Over the last six years, the most recent contractor, Mr. Pieter van Wyk, recovered 3,685 carats from 344,400 tonnes of ore, for an average grade of 1.07 carats per 100 tonnes. A review of available production records indicates that 90 to 95% of the diamonds recovered were of gem quality, and that the average price received during the last six years of production was $488 per carat. Mr. van Wyk has served as Chief Consulting Geologist for the Company from July 1994 to February 1998. In February 1998, Mr. van Wyk was appointed to serve as Director of Exploration and Mining of the Company and was also appointed to serve on the Company's Board of Directors. In September 1996, the Company conducted a bulk sampling of the T2 terrace in which it recovered 60 diamonds with a combined weight of 111.05 carats and with an average value of $642 per carat.

     Mining Plan. The Company commenced production from the T2 terrace at the Caerwinning Deposit when it commissioned the primary and final recovery plant in September 1998. The Company intends to conduct directly all mining and recovery activities at the Caerwinning Deposit. However, in the event the Company encounters calcified deposits that require blasting, it intends to engage contractors for this purpose. Due to higher than normal rainfall in the area, run off from the irrigation lands as well as a higher than normal water table, wet ore from the T2 terrace had to be processed by the primary recovery plant, which was designed as a dry primary recovery plant. This caused a drop in tonnes processed as well as in the recovery rate of diamonds. This resulted in the production loss of $122,209 for the period from the commissioning of the plant in September 1998 to December 31, 1998.

     In the third quarter of 1999, the Company completed the erection of a wet primary recovery plant to process the wet ore from the T2 terrace. The dry plant will continue to process the dry ore. Combined capacity is 240 tonnes per hour.

     See "Item 6. Management's Discussion and Analysis" for a discussion of the results of operations and capital requirements of the Caerwinning Deposit.

     The Montrose Kimberlite Pipe

     Property Rights. The Company has acquired exclusive prospecting rights and an option to purchase a farm in the Gauteng Province, which includes a mining prospect known as the Montrose No. 3 (referred to herein as the "Montrose Pipe"). Pursuant to a Notarial Prospecting Contract between Maria Anna Gobey and Global Diamond Resources (SA) (Pty) Limited, the Company acquired the exclusive rights to prospect on the property until October 10, 1999 in consideration of the Company's payment of R48,000 ($7,800 at September 30, 1999) and 10% of the value of all minerals recovered by the Company during the prospecting period. The Company also had the exclusive option until October 10, 1999 to purchase the farm for R3.1 million ($504,900 as of September 30, 1999). The Company has negotiated a one-year extension of the option period to October 2000. The extension was obtained for a lease payment of R60,000 ($9,800 at September 30, 1999) to the property owner. An increase in the option amount was also agreed upon. In the event the Company decides to exercise its option to purchase the mineral and surface rights of the Montrose property, the price was increased to $600,000. A prospecting permit is required from the local government and is renewable annually subject to government approval. The present prospecting permit expired on October 10, 1998. The Company is in the process of applying for an extension of this prospecting permit which includes preparing an environmental rehabilitation plan for submission to the local government. Upon acceptance of the plan, the prospecting permit is expected to be issued with the same expiration date as the option.

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

     Geology. The area of the Montrose Pipe is part of the Rayton Formation, Pretoria Group. The area is underlain by a north-east succession of quartzite, shale and subgraywacke of Precambrian time, and overlain by sandstone and sandstone-shale. The Pretoria Group has been intruded by a number of kimberlite pipes and to a lesser extent by kimberlite fissures, the latter striking mainly east-west. A total of ten kimberlite bodies are known to exist around Rayton, six of which, the Montrose No. 1, Montrose No. 2, Montrose No. 3, Schuller-Kaalfontein, National and Annex, have been prospected and exploited to a limited extent.

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

     Mining Plan. The Company completed an extensive drilling program at the Montrose Pipe in April 1998. The drill samples consisted of 222 tonnes which have been processed, milled and handsorted by an independent laboratory. A total of 31 diamonds were recovered with a total weight of 3.82 carats.
Diamonds were recovered from all but 2 of the 30 holes drilled. The largest is a diamond of 0.47 carats. The diamonds are all of gem or near gem quality. The final report on the results of the program prepared by the independent laboratory were received at the end of August 1998. The company has evaluated the report. An extensive bulk sample must be carried out before a decision can be made on whether to exercise the option on the Montrose Kimberlite Pipe. The decision whether to carry out the bulk sample still has to be made based upon the cost and availability of financing. Proposals and quotations are being obtained from mining contractors and consultants and the various cost scenarios are being evaluated with a planned start date of February 2000. If the results from the bulk sampling program are successful, the Company will exercise its exclusive option to buy the property. The Company will then conduct open pit mining to a depth of 30 meters commencing in late 1999. While final pit design will depend on exploration results, the Company presently plans to excavate 10 meter benches at a pit slope angle of 55 degrees. Based on a surface area of
4.25 hectares, the Company estimates that open pit mining will result in the recovery of 1.06 million tonnes of ore and an estimated life of the open pit of
1.77 years. Based on the high estimated capital cost of open pit mining at the Montrose Pipe, the Company intends to engage mine operators on a contract basis in order to take advantage of the economies offered by a larger mine operator.

     The Company expects to commence underground mining activity upon the completion of open-pit mining. During the initial phase of underground mining, the existing shaft is expected to be refurbished and enlarged to a depth of 100 meters. A second shaft for ventilation purposes will be developed to a depth of 100 meters. Next, the Company intends to excavate adits at the 33 meter level in order to carry out bulk sampling. The Company presently estimates that R16 million ($2,606,000 as of September 30, 1999) in capital expenditures and two years of development will be required in order to commence underground mining operations.

     See "Item 6. Management's Discussion and Analysis" for a discussion of the results of operations and capital requirements of the Montrose Pipe.

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

     The Company's mining operations are also subject to governmental regulations regarding environmental considerations, including regulations relating to air quality standards, pollution of stream and fresh water sources and rehabilitation. The Company may be required to prepare and present to governmental authorities data pertaining to the effect or impact that any proposed exploration or mining may have upon the environment. As well, the Company will be responsible for rehabilitation costs. Rehabilitation requirements may vary depending on the location and the nature of the mining operations, however, they are similar in that they aim to minimize long term effects of exploration and mining disturbance by requiring the operating company to control possible deleterious effluents and to re-establish to some degree predisturbance landforms and vegetation. The environmental regulations of the Republic of South Africa are not considered by the Company to be as stringent as the environmental laws adopted in the U.S., and the Company does not consider the existing environmental regulations in the Republic of South Africa to represent a material cost or burden on the Company's proposed mining operations. However, new environmental legislation has been tabled, and other legislation has been passed which places significantly more emphasis on the protection of the environment and, as a consequence, more closely regulates the Company's mining operations. Such legislation, together with legislation which may be tabled in future, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to the Company, and may cause delays, interruptions or a termination of operations, the extent of which, at present, cannot be predicted with certainty.

     Mining rights in the Republic of South Africa are governed by the Minerals Act No. 50 of 1991. Pursuant to the Minerals Act, the right to prospect or mine is dealt with in terms of the common law, which entitles the holder of the right to minerals on land to prospect for and mine the minerals concerned. This common law right is, however, made subject to the provisions of the Minerals Act, which state that no common law right to prospect or mine minerals may be exercised unless the prescribed statutory authorization has been obtained in the form of a permit to prospect or an authorization to mine. A prerequisite for the granting of the authorization is that the applicant must be the holder of the common law right to the minerals. Pursuant to cessions from the holders of the common law mineral rights, the Company has obtained government authorization to prospect the Grasdrif Deposit and the Montrose Kimberlite Pipe and government authorization to prospect and mine the Caerwinning Deposit. The Company acquired the common law mineral rights and direct government authorization to prospect and mine the Caerwinning Deposit in 1998. The Company believes it will be granted the necessary authorization to mine the Grasdrif Deposit and the Montrose Kimberlite Pipe in a timely manner.

Employees

     The Company employs 85 persons, including 2 management level employees in the U.S. and 8 managers and 75 other employees in the Republic of South Africa. None of the Company's employees are unionized or otherwise subject to a collective bargaining agreement and the Company believes that its relationship with its employees is excellent.

Glossary

     Set forth below are definitions of certain mining and geological terms used in this report.


Adit                                   The main horizontal or near-horizontal underground opening, with single
----                                   access to the surface, through which a kimberlite pipe is mined and the ore is excavated.

Alluvial Deposit                       A mass of gravel, sand or similar material resulting from the crumbling and
----------------                       erosion of solid rocks.  In the sense that it is used here, it also implied an association with precious minerals such as diamond.  A deposit of alluvium (deposits made by water) is made by a stream where it runs out onto a level plain or meets a slower stream.

Bedrock                                The solid or weathered rock underlying mineral-bearing gravel, sand clay,
-------                                etc. and upon which alluvial deposits rest.

Bench Cuts                             The excavation of a flat bench or dirt on a slope to stabilize the slope or
----------                             to remove material of value in open pit mining.

Bulk Sampling                          Acquiring a large (often several thousand tons) sample of rock obtained by
-------------                          mining, excavation, digging or drilling large diameter holes.  Bulk sampling is necessary to determine the grade and value of diamonds contained in a deposit.

Carat                                  A unit of weight used for precious stones equal to 200 milligrams or 0.2
-----                                  grams.

Concentrate                            That fraction of the processed ore which contains all or the largest portion
-----------                            of the economic mineral to be recovered.  In the case of alluvial deposits, approximately 0.5-1.5% of the ore reports as concentrate from the primary recovery process. Of this a further 0.1-0.5% reports as concentrate from the electronic sorters.

Diamondiferous                         Containing diamonds.
--------------

Geophysical Surveys                    Measuring and recording any geophysical properties over a specific area,
-------------------                    e.g., gravity, magnetics, electrical conductivity, acoustical velocities
                                       (seismics), etc., utilizing instruments on land, water or airborne.

Grade                                  The number of carats (weight) in a physical unit of ore, normally in carats
-----                                  per 100 tonnes.

Gravel                                 A comprehensive term applied to the water-worn mass of broken down rocks
------                                 making up an alluvial deposit.  Alluvial gravels are sometimes arbitrarily described in terms of size as "pebble," "cobble" or "boulder" gravel.

Hectares                               Unit of measurement of surface area.  One hectare approximates 2.47 acres.
--------

Kimberlite                             One of two primary types of diamond-bearing rock and the most common, often
----------                             characterized by a more or less vertically orientated carrot-shaped structure referred to as a kimberlite "pipe."

Magnetic Surveys                       Measuring the magnetic variations in the earth's magnetic field caused by
----------------                       the variations in the magnetic properties of different rocks in the earth's crust with an instrument known as a magnetometer either as ground-based or mounted within or by towed an aircraft. Useful in detecting kimberlite bodies due to the presence of magnetite and/or ilmenite.

Minerology                             The science dealing with inorganic, solid, homogeneous, crystalline,
----------                             chemical elements or compounds (minerals), their crystallography, physical and chemical properties, classifications and distinguishing characteristics.

Mining                                 The activity, occupation, and industry concerned with the large-scale
------                                 extraction of minerals and includes both surface and underground excavations.  The making of any excavation for the purpose of recovering diamonds in commercial quantities.  Of primary importance in the Republic of
                                       South Africa where mining laws draw a distinction between "mining" and
                                       "prospecting."  See "Prospecting."

Ore                                    A body of rock or sediment containing a mineral that has sufficient utility
---                                    and value to be extracted at a profit.  See "Reserves."

Petrology                              The science that deals with the origin, history, occurrence, structure,
---------                              chemical and mineralogical composition and classification.

Probable Reserves                      Reserves for which quantity and grade and/or quality are computed from
-----------------                      information similar to that used for proven reserves, but the sites for
(Indicated Resource)                   inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.  See "Reserves" and "Proven Reserves."

Prospecting                            Searching for minerals (including diamond) by any means such as geophysical,
-----------                            drilling and pilot plant recovery methods, but does not include "mining"
                                       (i.e., excavation for purposes of recovering diamonds in commercial amounts).  See "Mining."

Proven Reserves                        Reserves for which (a) the quantity is computed from dimensions which can be
---------------                        measured from outcrops, trenches, workings or drill holes.  Certain grades
(Measured Resource)                    and/or qualities computed from the results of detailed sampling, can be allocated to the quantity thus delineated and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of the reserves are well-established.  See "Reserves" and "Proven Reserves."

Reserves                               That part of a total mineral deposit (resource) that can be economically and
--------                               legally processed or produced from at the time of the reserve determination.
                                       Reserves are customarily stated in terms of "ore."

Stripping Ratio                        The overburden that must be removed to gain access to an amount of ore.
---------------                        Expressed as a ratio in meters or tonnes of overburden: one meter or tone of ore.  The standard in this Company is to use a m:m ratio.

Tailings                               The washed material that issues from a recovery plant after the economic
--------                               portion of the ore has been removed as a concentrate.

Item 2.  Description of Property.

         The Company's executive offices are located in La Jolla, California and consist of approximately 599 square feet of leased premises. The Company's lease for these premises expires on March 31, 2002 and provides for monthly rent of $1,411. The Company also leases approximately 260 square feet in the SA Diamond Center in Johannesburg, South Africa. The lease provides for monthly rental of R825 ($134 as of September 30, 1999) and expires on February 28, 2003. The Company purchased a property in August 1998 in Delportshoop, South Africa which is near the Caerwinning Deposit, by issuing 151,171 shares of Common Stock. The property, which consists of an office and employees and visitors housing totalling 5,880 square feet is used for the Caerwinning Deposit. See "Item 1. Business and Properties - The Caerwinning Deposit; The Montrose Kimberlite Pipe; and The Grasdrif Deposit" for a description of the Company's mining properties.

Item 3.  Legal Proceedings.

         In July 1999, the Company and its Chairman, Johann de Villiers, were named as defendants in an action brought by Mr. Abu Bakr Bin Ali Al-Akhdar Mood in the United States District Court for the Southern District of California. Mr. Abu Bakr is a former director of the Company. In that action, Mr. Abu Bakr alleges that he acted as a finder in connection with the sale of a total of $6,000,000 of the Company's common stock to two private investors (LIWA Diamond and New Diamond) and that in connection with that offering, he was entitled to a finders' fee equal to approximately 28% of the gross proceeds. Mr. Abu Bakr alleges that the Company and Mr. de Villiers fraudulently forced Mr. Abu Bakr to participate in a binding arbitration regarding his finders' fees and that as a result of this arbitration, he was forced to return the finders' fee and resign from his position as Managing Director of the Bin Ladin Group, Petroleum, Chemical and Mining Division. Mr. Abu Bakr has alleged causes of action for breach of contract, unjust enrichment, fraud, misrepresentation and duress. Mr. Abu Bakr also alleges interference with and breach of his employment contract with the Bin Ladin Group. Mr. Abu Bakr seeks compensatory and punitive damages in an unspecified amount.

         In August 1999, the Company and Mr. de Villiers filed an answer to Mr. Abu Bakr's complaint in which they denied all of the allegations contained therein. The Company believes that the allegations of Mr. Abu Bakr are frivolous and, accordingly, the Company intends to vigorously defend this case.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to the security holders of the Company during the fourth quarter of fiscal year 1998.

Part II

Item 5.  Market for Common Equity and Related Shareholder Matters.

         The Company's Common Stock has been listed on the OTC Bulletin Board under the symbol "GDRS" since August 12, 1996. During the twelve months ended December 31, 1998, the high and low closing sale prices were $.5625 and $.1094, respectively. The Company considers its Common Stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of September 30, 1999, there were approximately 133 record holders and 595 beneficial holders of the Company's Common Stock.

         The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

         During the fiscal year ended December 31, 1998, the Company sold unregistered shares of its Common Stock in the following transactions:

         A. In March 1998, holders of outstanding warrants exercised their rights to purchase 172,286 shares of common stock at an exercise price of Cdn$.375 per share for the gross proceeds of Cdn$60,608 (US$45,896). The securities were issued pursuant to Section 4(2) under the Securities Act of 1933 (the "Act"). There were no underwriters involved in the transaction.

         B. In March 1998, the Company granted 100,000 common stock options to an employee of the Company. The options are exercisable at $.46875 per share with 25,000 exercisable at any time, 25,000 after September 2, 1998, 25,000 exercisable after March 2, 1999 and 25,000 exercisable after March 2, 2000. All options expire on March 2, 2008 or 60 days after termination of service, whichever occurs first. The securities were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         C. In March 1998, the Company issued 25,000 common stock warrants for consulting services at $.50 per share, exercisable at any time until expiration on March 20, 2001. The securities were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         D. In July 1998, the Company granted 100,000 common stock options to an employee of the Company. The options are exercisable at $.43 per share with 25,000 exercisable at any time, 25,000 after July 1, 1999, 25,000 after July 1, 2000 and 25,000 after July 1, 2001. All options expire on July 1, 2008 or 60 days after termination of service, whichever occurs first. The securities were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         E. In August 1998, the Company issued the following options to directors of the Company. 100,000 common stock options to each of three directors, exercisable at $.525 per share, exercisable at any time until expiration on December 31, 2000. 50,000 common stock options to each of five directors, exercisable at $.525 per share, exercisable at any time until expiration on January 2, 2001. 50,000 common stock options to each of the two new directors, exercisable at $.525 per share, exercisable at any time until expiration, 50,000 on February 4, 2001 and 50,000 on May 5, 2001. The securities were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         F. In August 1998, the Company issued 151,171 shares of common stock in consideration for the Company's acquisition of a housing and administration building for the Caerwinning Deposit. The securities were issued pursuant to
Section 4(2) of the Act. There were no underwriters involved in the transaction.

         G. In December 1998, the Company issued 3,616,651 shares of common stock of the Company to JB Smith Ltd., a British Virgin Islands corporation. JB Smith was to hold these shares as an agent for the Company to be issued for investment banking services as and when rendered. These services were not rendered and the common shares were returned to the Company in June 1999 and cancelled. The effective date of the cancellation was regarded as December 31, 1998.

         H. In December 1998, the Company sold 18,476,192 shares of common stock for $6,000,000 to two unrelated parties, each investor purchasing 9,238,096 shares of common stock for $3,000,000. The shares were issued pursuant to
Section 4(2) of the Act. There were no underwriters involved in the transaction, however, the Company paid a finder's fee of $1,363,200 and 2,750,000 shares of common stock of the Company to a director of the Company, Mr. Abu Bakr Bin Ali Al-Akhdar Mood. The $1,363,200 was paid in part in January 1999 and the balance in March 1999. As a result of a subsequent arbitration over the matter, Mr. Abu Bakr returned to the Company $963,165 and the 2,750,000 common shares as of June 1999. It is uncertain whether Mr. Abu Bakr will return the $400,035 balance of the cash portion of the finder's fee. On June 3, 1999, Mr. Abu Bakr resigned from the board of directors. In connection with the return of cash and shares, 666,667 shares of common stock were issued to PCM as a fee for their assistance in the return of a portion of the finder's fee.

         I. In December 1998, the Company issued 720,000 shares of common stock for market support to two unrelated parties. There were no underwriters involved in the transaction.

         J. In December 1998, the Company sold to a director of the Company 1,510,758 shares of common stock for $244,300. The offering was conducted pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         K. In December 1998, the Company issued 50,000 common stock options each to four directors, exercisable at $.4875 per share, exercisable at any time until they expire, 100,000 on December 29, 2001 and 100,000 on December 30, 2001. The shares were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

Item 6.  Management's Discussion and Analysis.

Background
----------

         The Company is engaged in diamond exploration and mining. The Company has acquired two mining properties (the Grasdrif Deposit and the Caerwinning Deposit), and owns an option to purchase a third mining property (the Montrose Kimberlite Pipe), all of which are located in the Republic of South Africa. The Company intends to conduct exploration and acquisitions of additional diamond pipes and alluvial deposits and is continuously evaluating potential property acquisitions.

         To date, the Company's activities have included the investigation and acquisition of mining property interests, exploratory work, site establishment and purchase and operation of mining plant and equipment. During the year ended December 31, 1998, the Company purchased mining plant and equipment for $2,729,667 and incurred mine development costs at the Grasdrif Deposit in the amount of $632,824 and at the Caerwinning Deposit in the amount of $534,868. In addition, an extensive drilling program at the Montrose Kimberlite Pipe costing $127,200 was completed in April 1998.

Results of Operations
---------------------

         The increase in interest income in 1998 compared to 1997 and 1996 is mainly due to the temporary investment of cash received from the debt and equity financings in December 1997 and April 1998. The interest expense in 1998 is the result of the debt portion of that financing. The increase in operating expenses is mainly due to the Company gearing up to place the Grasdrif and Caerwinning Deposits into bulk sampling and production, respectively. Bulk sampling commenced on the Grasdrif Deposit in the last quarter of 1998. The Caerwinning Deposit commenced production in September 1998. Production loss through December 31, 1998 amounted to $122,209. The production loss was caused in part by processing problems encountered with wet ore.

         The Company's mining properties, mining properties under development and mining equipment are all situated in the Republic of South Africa, where the currency is the Rand. In June 1998, the Rand weakened significantly against other major currencies including the US dollar. The revaluation of the Company's property and equipment caused most of the foreign currency translation adjustment of $794,310 for the year ended December 31, 1998.

Accounting Change
-----------------

         Effective January 1, 1998, the Company changed its method of accounting for exploration and related costs on unproven properties from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the completion of a definitive feasibility study which establishes proven and probable reserves. Previously, the Company began capitalizing exploration costs upon the decision to proceed to develop a property, which for certain properties preceded the completion of a definitive feasibility study. The cumulative effect of this change calculated as of January 1, 1998, was $606,781, which amount was charged to operations in 1998 as the cumulative effect of a change in accounting principle. Adoption of this new accounting method increased the net loss by $929,829 in 1998. Management believes the newly adopted accounting method is preferable because it is the more predominant method of accounting used in the mining industry and will better reflect operating income and cash flow.

Liquidity and Capital Resources
-------------------------------

         The Company has financed its activities to date through the sale of its equity and debt securities. A $6 million equity and debt financing agreement was completed in December 1997 and a $6 million equity financing was completed in December 1998. The Company's plan of operations for the next 12 months include the completion of exploratory work at the Montrose Kimberlite Pipe properties, the completion of exploratory work and commencement of mining operations at the Grasdrif Deposit and continuation of mining operations at the Caerwinning Deposit.

         The Caerwinning Deposit incurred an operating loss from the date it commenced production in September 1998 to December 31, 1998 amounting to $122,209 net of the value of the diamonds recovered of $36,990. The bulk sample of the lower terrace, which commenced in 1998 at the Grasdrif Deposit, has not identified a profitable area of diamondiferous grade of gravel to mine on the lower terrace. The lower terrace at the Grasdrif Deposit contains 77 million tonnes of gravel of which the Company has bulk sampled 115,800 tonnes through September 30, 1999 which represents about 0.15% of the deposit. The Company completed the purchase and erection of additional plant and equipment at the Grasdrif Deposit and brought the upper terrace into production in the third quarter of 1999. In addition the Company has completed the purchase and erection of a wet primary recovery plant at the Caerwinning Deposit in order to increase tonnage processed and improve recovery for the whole plant. The wet plant was placed into production during the third quarter of 1999 and the grade increased to just over one carat per 100 tonnes with average value of over $500 per carat. Plant capacity increased to 240 tonnes per hour. The Caerwinning Deposit is expected to be generating positive cash flow in the fourth quarter of 1999.

         Even though the Company has working capital at December 31, 1998 amounting to $4,608,995, the Company believes that it requires, at a minimum, additional working capital of approximately $3,000,000 to satisfy its working capital requirements for the next 12 months, including the capital that will be required to conduct the bulk sample at the Montrose Kimberlite Pipe. Should any of the following events occur, additional working capital may be needed in the next 12 months.

         The events are:

          (a) that the Caerwinning Deposit has negative cash flow from operations;
          (b) the bulk sample on the lower terrace at the Grasdrif Deposit does not identify a profitable area of diamondiferous grade of gravel to mine and profitable mining operations do not commence; or
          (c) the mining on the upper terrace at Grasdrif results in an operating loss.

         The Company is in discussions with bankers to obtain financing secured by new mining and earthmoving equipment, held free and clear, with a net book value at December 31, 1998 of $2,832,000. However, there is no assurance that the Company will be able to raise the additional capital it requires through the equipment refinancing or otherwise. In the event that the Company is unable to raise the working capital it needs, it will focus its efforts on the activities that its resources can support at that time.

         The Company's beliefs concerning its working capital requirements are based on certain assumptions concerning, among other things, the estimated grade of the processed ore, average price per diamond carat, commencement and scale of mining operations, Rand - US$ exchange rate and cost of production. If any of these assumptions prove incorrect, the Company may require further additional capital. Any such additional financing may require an additional pledge or mortgage of the Company's properties and of any production therefrom. There is, of course, no assurance that satisfactory financing could be obtained. In addition to financing individual development projects, the Company may also borrow funds from time to time for working capital and other general corporate purposes.

         As stated in the Auditor's Report to the accompanying financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Year 2000
---------

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 hardware and software failures. Failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company has addressed this risk as to the availability, integrity and reliability of financial accounting and operational systems. The Company has completed Year 2000 compliance testing on all hardware used for financial accounting systems. Assurance has been received from the software vendors of the accounting systems that all their software in use by the Company is Year 2000 compliant. The Company considers its systems to be Year 2000 compliant and does not expect to incur any further material costs in connection with Year 2000 issues. All expenses to date have been written off as incurred. Since the Company's mining equipment is not date sensitive, the most likely worse case scenario is the loss of supply of power and fuel to the mining operations. The Company is presently in contact with the suppliers of power and fuel to ensure they are Year 2000 compliant. If such assurances are not received, the Company will start using alternative Year 2000 compliant suppliers.

Forward Looking Statements
--------------------------

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

Item 7.  Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

     Independent Auditors' Report................................   18
     Consolidated Balance Sheets at December 31, 1998 and 1997...   19
     Consolidated Statements of Operations for the years
      ended December 31, 1998, 1997 and 1996......................   20
     Consolidated Statements of Stockholders' Equity
      for the years ended December 31, 1998, 1997 and 1996.......   21
     Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996...........................   22
     Notes to Consolidated Financial Statements..................   24

Independent Auditors' Report

The Board of Directors and Stockholders
Global Diamond Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Global Diamond Resources, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Diamond Resources, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for exploration and related costs on unproven properties.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             KPMG LLP


San Diego, California
March 5, 1999, except for Notes 2, 4, 6, 7,
  10 and 13 as to which the date is July 16, 1999

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1998 AND 1997

                                Assets                                                1998                      1997
                                                                             -----------------         -----------------
Current assets:
  Cash and cash equivalents                                                  $       5,461,235                 4,096,141
  Accounts receivable:
    Trade                                                                               25,478                    74,998
    Officer                                                                             25,000                    25,000
  Inventory of diamonds                                                                 57,016                        --
                                                                             -----------------         -----------------

                                                                                     5,568,729                 4,196,139

Fixed assets, net                                                                    4,603,765                 1,572,442
Deposits on equipment                                                                       --                   284,438
                                                                             -----------------         -----------------

                                                                             $      10,172,494                 6,053,019
                                                                             =================         =================

                           Liabilities

Current liabilities:
  Accounts payable and accrued liabilities                                   $         772,237                    63,890
  Current portion of long-term debt                                                    187,497                   237,500
                                                                             -----------------         -----------------

                                                                                       959,734                   301,390
                                                                             -----------------         -----------------

Long-term debt, less current portion                                                 3,000,000                 1,662,500
                                                                             -----------------         -----------------

                        Stockholders' Equity

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    no shares issued and outstanding                                                        --                        --
  Common stock, $0.0005 par value, 50,000,000 shares authorized,
    45,600,678 and 23,903,604 shares issued and outstanding,
    respectively                                                                        22,800                    11,952
  Additional paid-in capital                                                        13,457,899                 6,955,639
  Accumulated deficit                                                               (6,432,958)               (2,837,791)
  Accumulated other comprehensive income -
    Foreign currency translation adjustment                                           (834,981)                  (40,671)
                                                                             -----------------         -----------------

                                                                                     6,212,760                 4,089,129
                                                                             -----------------         -----------------

                                                                             $      10,172,494                 6,053,019
                                                                             =================         =================

Commitments and contingencies (Note 13)

See accompanying notes to consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                   1998                      1997                      1996
                                                          -------------------       -------------------       -------------------
Other Income:
  Interest income                                         $            69,045                    17,990                    10,017
  Fee income                                                               --                        --                    35,950
                                                          -------------------       -------------------       -------------------
                                                                       69,045                    17,990                    45,967
                                                          -------------------       -------------------       -------------------
Production Expenses:
  Costs                                                               159,199                        --                        --
  Less diamonds recovered                                              36,990                        --                        --
                                                          -------------------       -------------------       -------------------
                                                                      122,209                        --                        --
                                                          -------------------       -------------------       -------------------
Other Expenses:
  Business development                                                145,321                    64,529                    84,085
  Site investigation, option costs and
    project costs written off                                              --                    11,234                   100,031
  Consulting fees                                                     138,701                   444,248                    26,078
  Depreciation                                                         10,952                    43,013                     6,024
  Foreign exchange transaction (gain) loss                              6,778                        --                    (6,862)
  Interest                                                            400,917                    15,333                        --
  Legal and accounting                                                339,626                   135,340                   134,891
  Office and miscellaneous                                            602,403                   125,843                    94,709
  Salaries and benefits                                               645,380                   332,259                   149,431
  Telephone                                                            69,443                    25,706                    18,111
  Travel                                                              251,739                   108,884                   113,997
                                                          -------------------       -------------------       -------------------
                                                                    2,611,260                 1,306,389                   720,495
                                                          -------------------       -------------------       -------------------
Operating loss                                                     (2,664,424)               (1,288,399)                 (674,528)
Income tax expense                                                        914                     1,780                     1,624
                                                          -------------------       -------------------       -------------------
    Loss before cumulative effect of
        accounting change                                          (2,665,338)               (1,290,179)                 (676,152)

     Cumulative effect of change in accounting
      for exploration and related costs                              (929,829)                       --                        --
                                                          -------------------       -------------------       -------------------
     Net loss                                                      (3,595,167)               (1,290,179)                 (676,152)

    Other comprehensive loss -
      Foreign currency translation adjustment                        (794,310)                  (23,278)                  (16,015)
                                                          -------------------       -------------------       -------------------
    Comprehensive loss                                             (4,389,477)               (1,313,457)                 (692,167)
                                                          ===================       ===================       ===================
     Basic and diluted loss per share before
      cumulative effect of accounting change                             (.11)                     (.11)                     (.06)
     Accounting change                                                   (.04)                       --                        --
                                                          -------------------       -------------------       -------------------
    Basic and diluted loss per share                                     (.15)                     (.11)                     (.06)
                                                          ===================       ===================       ===================

    Pro forma amounts assuming the change
      in the method of accounting for exploration
      and related costs is applied retroactively
      (note 1):
Net loss                                                           (2,988,386)               (1,690,110)                 (883,002)
Basic and diluted loss per share                          $              (.12)                     (.14)                     (.08)
                                                          ===================       ===================       ===================

See accompanying notes to consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                                         Foreign
                                Preferred Stock       Common Stock           Additional                  Currency       Total
                                ---------------  -----------------------       Paid-       Accumulated  Translation  Stockholders'
                                Shares   Amount    Shares       Amount       in Capital      Deficit     Adjustment     Equity
                                ------   ------  ----------   ----------     ----------    -----------  -----------  ------------
Balance at December 31, 1995        --   $   --  10,200,108   $    5,100      1,199,073       (871,460)      (1,378)      331,335
Issue of shares for cash, net
  of issuance costs of $51,439      --       --     800,000          400        948,161             --           --       948,561
Issuance of stock warrants
  to nonemployees                   --       --          --           --         52,000             --           --        52,000
Foreign currency translation        --       --          --           --             --             --      (16,015)      (16,015)
  adjustment
Net loss                            --       --          --           --             --       (676,152)         --       (676,152)
                                ------   ------  ----------   ----------     ----------    -----------  -----------  ------------
Balance at December 31, 1996        --       --  11,000,108        5,500      2,199,234     (1,547,612)     (17,393)      639,729
Issue of shares for cash, net
  of issuance costs of $517,760     --       --   8,262,726        4,131      3,408,805             --           --     3,412,936
Issue of shares for warrants
  exercised                         --       --   1,100,000          550        292,579             --           --       293,129
Issue of shares for services        --       --   1,310,000          655        417,387             --           --       418,042
Issue of shares for equipment       --       --   1,230,770          616        249,384             --           --       250,000
Issue of shares and warrants
  for mining rights                 --       --   1,000,000          500        388,250             --           --       388,750
Foreign currency translation        --       --          --           --             --             --      (23,278)      (23,278)
  adjustment
Net loss                            --       --          --           --             --     (1,290,179)          --    (1,290,179)
                                ------   ------  ----------   ----------     ----------    -----------  -----------  ------------
Balance at December 31, 1997        --       --  23,903,604       11,952      6,955,639     (2,837,791)     (40,671)    4,089,129
Issue of shares for cash, net of
  issuance costs of $98,125         --       --  19,986,950        9,993      6,136,111             --           --     6,146,104
Issue of shares for warrants
  exercised                         --       --     172,286           86         45,810             --           --        45,896
Issue of shares for services        --       --   1,386,667          693        222,640             --           --       223,333
Issue of warrants for services      --       --          --           --          5,701             --           --         5,701
Issue of shares and extension of
  warrants for mining properties    --       --     151,171           76         91,998             --           --        92,074
Foreign currency translation
  adjustment                        --       --          --           --             --             --     (794,310)     (794,310)
Net loss                            --       --          --           --             --     (3,595,167)          --    (3,595,167)
                                ------   ------  ----------   ----------     ----------    -----------  -----------  ------------
Balance at December 31, 1998        --   $   --  45,600,678   $   22,800     13,457,899     (6.432,958)    (834,981)    6,212,760
                                ======   ======  ==========   ==========     ==========    ===========  ===========  ============

_______________
See accompanying notes to consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

             For the years ended December 31, 1998, 1997 and 1996

                                                                   1998                       1997                      1996
                                                          -------------------       --------------------       -------------------
Cash flows from operating activities:
  Net loss                                              $          (3,595,167)                (1,290,179)                 (676,152)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                                     61,261                     43,013                     6,024
     Shares issued in consideration for services                      223,333                    418,042                        --
     Issuance of warrants to nonemployees                               5,701                         --                    52,000
   Decrease (increase) in accounts receivable -
     trade                                                             49,520                    (44,345)                  (20,735)
     Decrease (increase) in inventory                                 (57,016)                    64,208                   (64,208)
   Increase (decrease) in accounts payable
    and accrued liabilities                                           723,347                    (22,368)                   65,741
                                                          -------------------       --------------------       -------------------
    Net cash used in operating activities                          (2,589,021)                  (831,629)                 (637,330)
                                                          -------------------       --------------------       -------------------

Cash flows provided by financing activities:
  Net proceeds from issuance of common shares                       6,192,000                  3,706,065                   948,561
  Proceeds from long-term debt                                      1,400,000                  1,900,000                        --
  Repayment of long-term debt                                        (127,503)                        --                        --
  Subscriptions refunded                                                   --                         --                   (83,333)
                                                          -------------------       --------------------       -------------------
    Net cash provided by financing activities                       7,464,497                  5,606,065                   865,228
                                                          -------------------       --------------------       -------------------

Cash flows used in investing activities:
  Additions to fixed assets                                        (3,441,037)                  (704,966)                 (267,935)
  Deposits on equipment                                                    --                   (284,438)                       --
                                                          -------------------       --------------------       -------------------
    Net cash used in investing activities                          (3,441,037)                  (989,404)                 (267,935)
                                                          -------------------       --------------------       -------------------
Effects of exchange rates on cash                                     (69,345)                   (23,278)                  (16,015)
                                                          -------------------       --------------------       -------------------

Net increase (decrease) in cash and
  cash equivalents                                                  1,365,094                  3,761,754                   (56,052)

Cash and cash equivalents, beginning of year                        4,096,141                    334,387                   390,439
                                                          -------------------       --------------------       -------------------
Cash and cash equivalents, end of year                  $           5,461,235                  4,096,141                   334,387
                                                          ===================       ====================       ===================



                                                                       Continued

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

             For the years ended December 31, 1998, 1997 and 1996



Supplemental disclosure of noncash investing and financing transactions:

During the year ended December 31, 1998, the Company purchased mine housing and administration offices for R380,000 ($61,980) in exchange for 151,171 shares of Common Stock and extended the expiration date of certain warrants. The amount capitalized for the mine housing was based on market price on the date the shares were issued. The amount expensed for the extension of the expiration date of the common stock warrants was based on a change in value using the Black Scholes Method. During the year ended December 31, 1998, the Company also issued 720,000 common shares to two unaffiliated parties and 666,667 common shares to an affiliated party. The shares were issued in consideration for services.

During the year ended December 31, 1997, the Company issued 1,310,000 common shares to seven unaffiliated parties. The shares were issued in consideration of consulting services rendered by each party. The Company purchased plant and equipment for $350,000. The Company paid $100,000 in cash and issued 1,230,770 common shares for the balance, being the number of shares based on the market value on the date of purchase. The Company purchased the 50% interest in the Grasdrif Property not already owned by it for R800,000 ($164,000) in cash and by the issue of 1,000,000 common shares and 500,000 common stock purchase warrants, expiring in December 1998. During 1998, the Company extended the expiration date of the common stock warrants by one year. The Company also issued 346,700 common shares to three unaffiliated parties. The shares were issued in consideration for the raising of equity capital.












See accompanying notes to consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

             As of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998

(1)  Summary of Significant Accounting Policies and Practices

Description of Business

     Global Diamond Resources, Inc. (the "Company") was incorporated on January 7, 1987 and commenced operations during 1994. Operations prior to January 1, 1994 were not significant. The Company's operations have been directed primarily towards raising capital, developing business strategies, developing diamond mining opportunities, carrying out mining surveys, drilling, bulk sampling, acquiring mining interests, mine site establishment, purchasing mining equipment, mine operations and recruiting personnel.


Principles of Consolidation

     The consolidated financial statements include the financial statements of Global Diamond Resources, Inc. and its wholly-owned subsidiaries, Global Diamond Resources Inc., a Canadian corporation ("Global BC"), Global Diamond Resources International Limited, a British Virgin Islands corporation ("Global BVI"), Global BVI's wholly-owned subsidiary, Global Diamond Resources (SA) (Pty) Limited ("Global SA"), a South African corporation and Global SA's wholly owned subsidiary, Nabas Diamonds (Pty) Limited ("Nabas"), a South African corporation. All amounts are in U.S. dollars unless otherwise indicated. All significant intercompany balances and transactions have been eliminated in consolidation.


Cash Equivalents

     Cash equivalents include all highly liquid investments with an original maturity of three months or less.


Foreign Exchange Translation

     The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each year-end. Statements of Operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in stockholders' equity.


Inventory

     Inventory consists of diamonds ready for sale and are valued at the lower of cost or estimated net realizable value. Diamonds are ready for sale when they have been separated from the alluvials or broken ore, processed and are in a deliverable form. No value is ascribed to diamonds in the alluvials or in the broken ore.


Fixed Assets

     Fixed assets consisting of mining properties, mining properties under development, mining equipment and office equipment (primarily computers) are recorded at cost. Depreciation is provided for mining properties, mining equipment and office equipment using the straight-line method over the estimated useful lives of 10 years, 3-10 years and 3 years, respectively, of such assets.


Mining Operations

     Initial exploration and evaluation costs are expensed as incurred. The decision to develop or mine a property is based on an assessment of the viability of the property and the availability of financing.

     Effective January 1, 1998, the Company changed its method of accounting for exploration and related costs on unproven properties from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the completion of a definitive feasibility study which establishes proven and probable reserves. Previously, the

Company began capitalizing exploration costs upon the decision to proceed to develop a property, which for certain properties preceded the completion of a definitive feasibility study. The cumulative effect of this change calculated as of January 1, 1998, was $606,781, which amount was charged to operations in 1998 as the cumulative effect of a change in accounting principle. Adoption of this new accounting method increased the net loss by $929,829 in 1998. Management believes the newly adopted accounting method is preferable because it is the more predominant method of accounting used in the mining industry and will better reflect operating income and cash flow.

     Deferred development costs related to mining properties and mining properties under development are depleted on a units-of-production method based on estimated recoverable reserves.


Stock Options and Warrants

     Prior to January 1, 1996, the Company accounted for its stock options and warrants in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option and warrant grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.


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


Loss Per Common Share

     In December 1997, the Company adopted the provisions of SFAS No. 128 Earnings per Share. SFAS No. 128 supersedes APB Opinion No. 15 and replaces "primary" and "fully diluted" earnings per share ("EPS") under APB Opinion No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of securities options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Common equivalent shares from convertible debt, stock options and warrants are excluded from the computation because their effect is anti-dilutive for all periods presented. All current and prior period information presented conforms to the provisions of SFAS No. 128.

     Net loss per share for each period is computed based on the weighted-average number of common shares outstanding. The weighted-average shares outstanding for the years ended December 31, 1998, 1997 and 1996 were 24,189,634, 12,241,298 and 10,420,108 respectively. Common equivalent shares from stock options and warrants excluded from the computation because their effect is anti-dilutive for the years ended December 31, 1998, 1997 and 1996 were 9,863,552, 9,160,838 and 4,400,000, respectively.


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


Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

     SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


Comprehensive Income

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires that certain items of comprehensive income other than net earnings or loss be reported in the financial statements. For the three years ended December 31, 1998, the Company's comprehensive loss relates to foreign currency translation adjustments.


Segment Reporting

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company's operations are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the various mines. The Company's administrative headquarters is located in the United States of America.

(2)  Financial Results and Liquidity

     The Caerwinning Deposit incurred an operating loss from the date it commenced production in September 1998 to December 31, 1998 amounting to $122,209, net of diamonds recovered of $36,990. The bulk sample of the lower terrace, which commenced in 1998 at the Grasdrif Deposit, has not identified a profitable area of diamondiferous grade of gravel to mine on the lower terrace. The lower terrace at the Grasdrif Deposit contains 77 million tonnes of gravel of which the Company has bulk sampled 115,800 tonnes through September 30, 1999 which represents about 0.15% of the deposit. The Company completed the purchase and erection of additional plant and equipment at the Grasdrif Deposit and brought the upper terrace into production in the third quarter of 1999. In addition the Company has completed the purchase and erection of a wet primary recovery plant at the Caerwinning Deposit in order to increase tonnage processed and improve recovery for the whole plant. The wet plant was placed into production during the third quarter of 1999.

     Even though the Company has working capital at December 31, 1998 amounting to $4,608,995, the Company believes that it requires, at a minimum, additional working capital of approximately $3,000,000 to satisfy its working capital requirements for the next 12 months, including the capital that will be required to conduct the bulk sample at the Montrose Kimberlite Pipe. Should any of the following events occur, additional working capital may be needed in the next 12 months.

The events are:

     (a)  that the Caerwinning Deposit has negative cash flow from operations;
     (b) the bulk sample on the lower terrace at the Grasdrif Deposit does not identify a profitable area of diamondiferous grade of gravel to mine and profitable mining operations do not commence; or
     (c) the mining on the upper terrace at Grasdrif results in an operating loss.

     The Company is in discussions with bankers to obtain financing secured by new mining and earthmoving equipment, held free and clear, with a net book value at December 31, 1998 of $2,832,000. However, there is no assurance that the Company will be able to raise the additional capital it requires through the equipment refinancing or otherwise. In the event that the Company is unable to raise the working capital it needs, it will focus its efforts on the activities that its resources can support at that time.

     The Company's beliefs concerning its working capital requirements are based on certain assumptions concerning, among other things, the estimated grade of the processed ore, average price per diamond carat, commencement and scale of mining operations, Rand - US$ exchange rate and cost of production. If any of these assumptions prove incorrect, the Company may require further additional capital. Any such additional financing may require an additional pledge or mortgage of the Company's properties and of any production therefrom. There is, of course, no assurance that satisfactory financing could be obtained. In addition to financing individual development projects, the Company may also borrow funds from time to time for working capital and other general corporate purposes.

     These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)  Fixed Assets

                                               December 31,                  December 31,
                                                   1998                          1997
                                        -----------------------       -----------------------

Mining property:
  Caerwinning deposit, at cost          $               534,868                       374,403
  Less accumulated amortization                         (13,392)                           --
                                        -----------------------       -----------------------

                                                        521,476                       374,403
                                        -----------------------       -----------------------

Mining properties under development -
  Grasdrif deposit                                    1,220,197                       819,724
                                        -----------------------       -----------------------

Mining equipment, at cost                             3,123,268                       393,601
Less accumulated depreciation                          (290,883)                      (31,932)
                                        -----------------------       -----------------------

                                                      2,832,385                       361,669
                                        -----------------------       -----------------------

Office equipment, at cost                                57,880                        37,603
Less accumulated depreciation                           (28,173)                      (20,957)
                                        -----------------------       -----------------------

                                                         29,707                        16,646
                                        -----------------------       -----------------------

                                        $             4,603,765                     1,572,442
                                        =======================       =======================


(4)  Accounts Payable and Accrued Liabilities.

     Included in accounts payable and accrued liabilities at December 31, 1998 is an amount of $400,035. This represents the amount paid to a related party in January 1999 and March 1999 totalling $1,363,200 as a finder's fee in connection with the $6,000,000 equity financing which closed in December 1998 less $963,165 which was recovered pursuant to an arbitration proceeding over the matter. The Company is attempting to recover the balance ($400,035) of the finders fee. The unrecovered balance of $400,035 has been expensed as office and miscellaneous expenses in the Statement of Operations for the year ended December 31, 1998.

(5)  Long-term Debt

                                             December 31,                  December 31,
                                                 1998                          1997
                                      -----------------------       -----------------------

15% Secured note payable, due 2002    $             3,000,000                     1,600,000
Other                                                 187,497                       300,000
                                      -----------------------       -----------------------

                                                    3,187,497                     1,900,000
Less current portion                                 (187,497)                     (237,500)
                                      -----------------------       -----------------------

                                      $             3,000,000                     1,662,500
                                      =======================       =======================

     The 15% secured note payable has a prepayment requirement that if on December 31, 2000 or 2001, the Company has in excess of $2,000,000 in cash and cash equivalents on hand, that excess must be paid as a prepayment on the note. The note does not contain any penalties for prepayment. The interest is payable every six months in arrears and the note is secured by the pledge of 100% of the stock of Global SA, which holds all of the Company's mining properties, plant and equipment. The agreement related to the note restricts the payment of dividends by the Company. The principal and interest under the note is convertible in to a maximum of 1,807,816 common shares of the Company at the rate of $0.425 per share. The principal amount of the secured note payable is $3,000,000. As of December 31, 1998, the Company was not in compliance with a debt covenant which required the Company to timely file the 1998 Form 10-KSB and 1999 1st and 2nd quarter Forms 10-QSB. The Company received a waiver through December 31, 1999. The Company expects to complete these filings by November 30, 1999.

(6)  Authorized Share Capital

     On June 16, 1999 the Company increased its authorized common stock from 50,000,000 shares of $.0005 par value common stock to 100,000,000 shares of $0.0005 par value common stock.

(7)  Common Stock

     In December 1998, the Company issued 3,616,651 shares of common stock to JB Smith Ltd., a British Virgin Islands corporation. JB Smith was to hold these shares as an agent for the Company to be issued for investment banking services as and when rendered. These services were not rendered and the common shares were returned to the Company in June 1999 and cancelled. As no services were rendered and the shares were held by JB Smith as an agent of the Company, the effective date of cancellation of these shares was regarded as December 1998 and accordingly the issuance and cancellation of the shares of common stock was not reflected in the financial statements. In December 1998, the Company issued 2,750,000 shares of common stock to a related party as finder's fee for the $6,000,000 equity financing which closed in December 1998. As a result of a subsequent arbitration over the matter, the shares were returned to the Company and cancelled. The effective date of cancellation of these shares was regarded as December 1998 and accordingly the issuance and cancellation of the shares of common stock was not reflected in the financial statements.

(8)  Income Taxes

     The Company has no significant taxable temporary differences which would require recognition of deferred tax liabilities, and due to the uncertainty of future realizability, has not recognized any deferred tax assets for deductible temporary differences and tax operating loss carryforwards.

     At December 31, 1998, the Company had available net operating loss carryforwards of approximately $3,920,000 for federal income tax reporting purposes which begin to expire in 2010. The net operating loss carryforwards for state purposes, which begin to expire in 2000, approximate the federal amounts. The net operating loss carryforwards are subject to certain limitations under
Section 382 of the Internal Revenue Code.

(9)  Foreign Operations

     The Company's wholly-owned subsidiary, Global SA, operates in the Republic of South Africa. During the year ended December 31, 1998, Global SA's revenue represented 3% of consolidated revenue, while Global SA's expenses represented 31% of consolidated non-production expenses. All production occurs in the Republic of South Africa and thus Global SA represents 100% of the production expenses for the year ended December 31, 1998. At December 31, 1998, Global SA's total assets (primarily cash, mining properties and equipment) represented 46% of consolidated total assets. The Republic of South Africa has experienced and continues to experience political and economic instability. While current indications are such that instability appears to be diminishing, there can be no assurance that the Company's business or interests in mining properties and related options will not be materially adversely affected by local political or economic developments.

(10)  Related Party Transactions

     The Company has engaged Weir International Limited ("Weir") to market and sell the Company's diamond production. The Company shall be responsible for all direct costs relating to the sale of the diamonds, such as insurance, freight, import and export duties, and all applicable taxes and levies. Weir shall be responsible for all sales and marketing expenses. In consideration of its services, the Company shall pay Weir a commission of five percent (5%) of the gross sale amount. Weir is a stockholder of the Company and the Company's Chairman and Chief Executive Officer has a beneficial interest in Weir. All diamonds sold to date have been sold independent of Weir.

     As of December 31, 1998 and 1997, the Company had a $25,000 account receivable from the Chairman and Chief Executive Officer of the Company. The receivable is unsecured, is due on demand and bears no interest.

     In connection with the investment by LIWA Diamond Company Limited and New Diamond Holdings Limited, the Company paid a finder's fee amounting to $1,363,200 and 2,750,000 shares of Common Stock to Mr. Abu Bakr Bin Ali Al-Akhdar Mood, who at the time was a director of PCM and a member of the Board of Directors of the Company. As a result of a subsequent arbitration over the matter, Mr. Abu Bakr returned to the Company $963,165 and the 2,750,000 shares of Common Stock in June 1999. It is uncertain whether Mr. Abu Bakr will return the $400,035 balance of the cash portion of the finder's fee which has been expensed as office and miscellaneous expenses in the Statement of Operations. On June 3, 1999, Mr. Abu Bakr resigned from the Board of Directors of the Company. In connection with the return of cash and shares, 666,667 shares of common stock were issued to International PCM Holdings Limited as a fee for their assistance in the return of a portion of the finder's fee.

     In December 1998, the Company sold to a director of the Company 1,510,758 shares of common stock for $244,300.

     In December 1997, the Company entered into a consulting agreement with a director of the Company. It was terminated in 1998. The Company paid consulting fees of $43,000 during the year ended December 31, 1998 and $5,000 during the year ended December 31, 1997.

(11)  Stock Options and Warrants

     In October 1996, the Company granted 500,000 common stock options to the Chief Financial Officer of the Company and 200,000 common stock options to another employee of the Company. The options are exercisable at $1.25 per share and are exercisable at any time until expiration on October 2, 2001. In August 1997, the Company cancelled the options and reissued them with an exercise price of $.75 per share.

     In December 1996, the Company issued to a mining financial and consulting firm located in London, England, 200,000 common stock purchase warrants at $1.25 per share, exercisable at any time until expiration on December 31, 2000.

     In August 1997, the Company issued to each of the four directors 100,000 common stock options, exercisable at $.75 per share, exercisable at any time until expiration on December 31, 2000. In October 1997, the Company granted a new director 100,000 common stock options exercisable at $.75 per share, exercisable at any time until expiration on December 31, 2000.

     In August 1997, the Company issued to a certain shareholder 200,000 common stock purchase warrants at $.75 per share, exercisable at any time until expiration on December 30, 1998. The expiration date was extended to July 16, 1999.

     In September 1997, the Company offered to the holders of the Canadian $.375 common stock purchase warrants, which were to expire on December 31, 1997, an incentive of 1 new warrant for every 4 exercised by the end of September 1997. In October 1997, the Company granted 174,500 warrants to the qualifying holders, exercisable at $.25 per share, exercisable at any time until expiration on December 31, 1998. The expiration date was extended to July 16, 1999.

     In October 1997, the Company issued to a certain shareholder 808,486 common stock purchase warrants, exercisable at $.25 per share, for assisting with the raising of equity financing. The warrants are exercisable at any time until expiration on March 31, 2000.

     In November 1997, the Company granted 1,200,000 common stock options to the Chairman and Chief Executive Officer of the Company, 600,000 common stock options to the Chief Financial Officer of the Company, 200,000 to one of the directors of the Company and 800,000 common stock options to two other employees of the Company. The options are exercisable at $.525 per share and are exercisable at any time until expiration on November 26, 2002.

     In December 1997, the Company issued 500,000 common stock purchase warrants at $.375 per share as part of the purchase price for the 50% interest in the Grasdrif Property not already owned by the Company. The warrants are exercisable at any time until expiration on December 1, 1998. In August 1998, the expiration date was extended to December 1, 1999.

     In December 1997, the Company issued common stock purchase warrants as part of an equity financing agreement. The 346,494, 74,786, 214,286 and 172,286 warrants are exercisable at $.25, $.25, $.375 and Canadian $.375 per share respectively, exercisable at any time until expiration on March 31, 2000, December 31, 1998, December 1, 1998 and March 14, 1998, respectively. The warrants expiring on March 14, 1998 were exercised in March 1998. In August 1998, the expiration date on the December 1, 1998 warrant was extended to December 1, 1999. The expiration date of the warrants was extended to July 16, 1999.

     In December 1997, the Company issued to a mining financial and consulting firm located in London, England, 70,000 common stock purchase warrants, exercisable at $.85 per share, at any time until expiration on March 6, 2001.

     In March 1998, the Company granted 100,000 common stock options to an employee of the Company. The options are exercisable at $.46875 per share with 25,000 exercisable at any time, 25,000 after September 2, 1998, 25,000 exercisable after March 2, 1999 and 25,000 exercisable after March 2,2000. All options expire on March 2, 2008 or 60 days after termination of service, whichever occurs first.

     In March 1998, the Company issued 25,000 common stock warrants for consulting services at $.50 per share, exercisable at any time until expiration on March 20, 2001.

     In July 1998, the Company granted 100,000 common stock options to an employee of the Company. The options are exercisable at $.43 per share with 25,000 exercisable at any time, 25,000 after July 1, 1999, 25,000 after July 1, 2000 and 25,000 after July 1, 2001. All options expire on July 1, 2008 or 60 days after termination of service, whichever occurs first.

     In August 1998, the Company issued the following options to directors of the Company: 100,000 common stock options to each of three directors, exercisable at $.525 per share, exercisable at any time until expiration on December 31, 2000. 50,000 common stock options to each of five directors, exercisable at $.525 per share, exercisable at any time until expiration on January 2, 2001. 50,000 common stock options to each of the two new directors, exercisable at $.525 per share, exercisable at any time until expiration, 50,000 on February 4, 2001 and 50,000 on May 5, 2001.

     In December 1998, the Company issued 50,000 common stock options to each of the four new directors, exercisable at $.4875 per share. 100,000 of these options expire on December 29, 2001 and the balance of 100,000 options expire on December 30, 2001.

     In December 1998, the Company extended the expiration date of December 31, 1998 on 249,286 common stock warrants, exercisable at $0.25 per share to July 16, 1999.

     The per share weighted-average fair value of stock options and warrants granted to directors, officers and employees during 1998, 1997 and 1996 was $0.16, $0.23 and $0.33, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions; 1998 -expected dividend yield 0%, risk-free interest rate of 5.97%, expected life of 2.5 years and an expected volatility of the stock over the expected life of the options and warrants of 68%; 1997 - expected dividend yield 0%, risk-free interest rate of 6%, expected life of 3 years, and an expected volatility of the stock over the expected life of the options and warrants of 70%; 1996 -expected dividend yield 0%, risk-free interest rate of 6.54%, expected life of 3.5 years, and an expected volatility of the stock over the expected life of the options and warrants of 40%.

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

                                           1998                 1997                 1996
                                     ---------------       --------------        -------------
Net loss, as reported                   $ (3,595,167)          (1,290,179)            (676,152)
Net loss, pro forma                       (3,749,919)          (1,849,099)            (921,152)

Basic and diluted net loss per
  share, as reported                           (.15)                (.11)                (.06)
Basic and diluted loss per
  share, pro forma                      $      (.16)                (.15)                (.09)

Stock option and warrant activity during the periods indicated is as follows:

                                                                                   Weighted-
                                                             Number of              Average
                                                               Shares            Exercise Price
                                                           --------------        --------------
Balance at December 31, 1995                                    3,500,000                  1.63
  Granted                                                         900,000                  1.25
  Canceled                                                     (2,000,000)                 2.40
  Reissued                                                      2,000,000                  1.50
                                                            -------------        --------------

Balance at December 31, 1996                                    4,400,000                  1.14
  Granted                                                       5,860,838                  0.46
  Exercised                                                    (1,100,000)                 0.26
  Canceled                                                     (3,100,000)                 1.43
  Reissued                                                      3,100,000                  0.75
                                                            -------------        --------------

Balance at December 31, 1997                                    9,160,838                  0.57
  Granted                                                       1,075,000                  0.50
  Exercised                                                      (172,286)                 0.27
  Canceled                                                     (1,563,572)                 0.41
  Reissued                                                      1,363,572                  0.41
                                                            -------------        --------------

Balance at December 31, 1998                                    9,863,552        $         0.57
                                                            =============        ==============

     At December 31, 1998, the range of exercise prices and the weighted-average remaining contractual life of outstanding options and warrants were $0.25 to $1.25 and 2.4 years, respectively.

     At December 31, 1998, 1997 and 1996, the number of options and warrants exercisable was 9,738,552, 9,160,838 and 4,400,000, respectively, and the weighted-average exercise price of those options and warrants was $0.57, $0.57 and $1.14, respectively.

(12)  Properties

     The Company, through its wholly-owned subsidiary, Global SA owns two mining properties (the Grasdrif Deposit and the Caerwinning Deposit) and an option to acquire a mining property (the Montrose Kimberlite Pipe). All properties are in the Republic of South Africa.

Grasdrif Deposit

     The Company had entered into a joint venture for purposes of mining the Grasdrif Deposit. In December 1997, the Company purchased the 50 percent of the joint venture not already owned by it for R800,000 ($164,000), 1,000,000 common shares and 500,000 common stock purchase warrants. The Company owns the exclusive mining rights to the Grasdrif Deposit. A royalty of 5 percent is payable to the surface owner. A prospecting permit is required from the local government and is renewable subject to government approval. The Company presently holds such a permit, which expires August 4, 2003.

     Caerwinning Deposit

     In April 1998, the Company acquired the mineral lease which provides for the right to mine alluvial deposits for R1,140,000 ($226,000). In addition, the Company owns an option to acquire the right to mine pipes or fissures that may be discovered for R8,000,000 ($1,364,000 at December 31, 1998). This amount is payable only if and when such pipes or fissures are discovered and if management deems this deposit to be economically exploitable. The right to mine pipes or fissures discovered on the property could be granted to a third party if the option is not exercised. The mineral lease and mining authorization requires that the government receive 5% of gross proceeds from mining. The mineral lease has an initial ten year term with a ten year renewal option, subject to the original lease holders right to terminate the mineral lease based on the Company's default thereunder. The Company is required to meet certain standards to maintain good standing with the original lease holder. It may be terminated by the Company with 30 days notice. A mining permit is required from the local government and is renewable subject to government approval. The Company presently holds such a permit, which expires on March 31, 2008.

Montrose Kimberlite Pipe

     The Company owns an option to acquire a mining property (the Montrose Kimberlite Pipe). The option expires on October 10, 1999. The contract provides that the Company must pay the owner 10 percent of the recovery value of any minerals prospected and recovered, during the option period. The option includes the exclusive option to purchase the related land and mineral rights for R3,200,000 ($545,600 at December 31, 1998). The Company has negotiated a one-year extension of the option period to October 2000. The extension was obtained for a payment consisting of R60,000 ($9,800 at September 30, 1999) to the property owner. An increase in the option amount was also agreed upon. In the event of the Company deciding to exercise its option to purchase the mineral and surface rights of the Montrose property, the price was increased to $600,000. A prospecting permit is required from the local government and is renewable annually subject to government approval. The present prospecting permit expired October 10, 1998. The Company is in the process of applying for an extension of this prospecting permit which includes preparing an environmental rehabilitation plan for submission to the local government. Upon acceptance of the plan the prospecting permit will be issued with the same expiration date as the option. The Company has expensed the cost of the drilling program carried out in 1998 amounting to $127,200 as well as all option payments.

(13) Commitments and Contingencies

     Lease Agreement

     As of December 31, 1998, the Company had a noncancelable operating lease commitment for the Company's corporate office expiring in March 2002. The monthly rent payment on this operating lease is $1,411. In addition, Global SA had a noncancelable operating lease commitment for the South African corporate office expiring in March 2003. The monthly rent payment on this operations lease is R825 ($140 at December 31, 1998). Rent expense for the years ended December 31, 1998, 1997 and 1996 was $17,961, $14,272 and $14,134, respectively.

     Legal Matters

     In July 1999, the Company and its Chairman, Johann de Villiers, were named as defendants in an action brought by Mr. Abu Bakr Bin Ali Al-Akhdar Mood in the United States District Court for the Southern District of California. Mr. Abu Bakr is a former director of the Company. In that action, Mr. Abu Bakr alleges that he acted as a finder in connection with the sale of a total of $6,000,000 of the Company's common stock to two private investors (LIWA Diamond and New Diamond) and that in connection with that offering, he was entitled to a finders' fee equal to approximately 28% of the gross proceeds. Mr. Abu Bakr alleges that the Company and Mr. de Villiers fraudulently forced Mr. Abu Bakr to participate in a binding arbitration regarding his finders' fees and that as a result of this arbitration, he was forced to return the finders' fee and resign from his position as Managing Director of the Bin Ladin Group, Petroleum, Chemical and Mining Division. Mr. Abu Bakr has alleged causes of action for breach of contract, unjust enrichment, fraud, misrepresentation and duress. Mr. Abu Bakr also alleges interference with and breach of his employment contract with the Bin Ladin Group. Mr. Abu Bakr seeks compensatory and punitive damages in an unspecified amount.

     In August 1999, the Company and Mr. de Villiers filed an answer to Mr. Abu Bakr's complaint in which they denied all of the allegations contained therein. The Company believes that the allegations of Mr. Abu Bakr are frivolous and, accordingly, the Company intends to vigorously defend this case.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Inapplicable.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers
--------------------------------

         Set forth below, effective as of September 30, 1999, are the directors and officers of the Company and its South African subsidiary, Global Diamond Resources (SA)(Pty) Limited ("Global Diamond-SA"). Unless otherwise indicated, each person holds the stated positions with both companies.




Name                           Age                           Position
----                          -----                         ----------

Johann de Villiers              46     Chairman of the Board, Director of the Company, Chief
                                       Executive Officer and Chief Financial Officer

Pieter van Wyk                  47     Director of Exploration and Mining and Director of the
                                       Company

John Tyson                      51     Director of the Company

Charles MacDonald               45     Director of the Company

Said H. Ghachem                 57     Director of the Company

Ahmed M. Basodan                37     Director of the Company

Yassin Abduaalh Kadi            44     Director of the Company

Mattar Abdulla Al Muhairy       55     Director of the Company

Amin Koudsi                     55     Director of the Company

Andries Janzen                  55     Director of the Company and
                                       Managing Director of Global Diamond-SA

Gasem S. Al-Shaikh              45     Director of the Company

Eugene Brill                    34     Secretary of the Company

         Mr. de Villiers founded the business of the Company in 1993 and has served as Chairman and Chief Executive Officer since inception. From 1984 to 1990, Mr. de Villiers served as Chief Executive Officer of Kensington Finance Corp., an options trading firm and member of the American Stock Exchange. From 1990 to 1994, Mr. de Villiers acted as investment advisor to the Monitrend Gold Mutual Fund. From 1976 to 1984, Mr. de Villiers was the managing director of the Octha Group, a South Africa based international diamond mining, polishing and trading company. He was appointed Chief Financial Officer in July 1999.

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

         Mr. Basodan has served as a director of the Company since December 1998. Mr. Basodan has served as Vice President of Nimir Petroleum Company based in the Kingdom of Saudi Arabia since 1991. Mr. Basodan holds a B.SC in Industrial Management. Mr. Basodan serves on the Board of Directors as the nominee of New Diamond Holdings Limited.

         Mr. Kadi has served as a director of the Company since December 1998. Mr. Kadi is the Chairman of Saudi National Consulting Center and Qordoba Real Estate Co. based in the Kingdom of Saudi Arabia, Chairman of Caravan Co. based in Turkey, board member of Himont Chemical based in Pakistan and Cariba Bank based in Kazakhstan. Mr. Kadi holds a B.SC in Engineering. Mr. Kadi also serves on the Board of Directors as the nominee of New Diamond Holdings Limited.

         Mr. Al Muhairy has served as a director of the Company since December 1998. Mr. Al Muhairy is vice chairman of Al Muhairy Group based in United Arab Emirates. Al Muhairy Group was established in 1981 and its activities are diversified in many fields: Contracting, Oil Drilling - Petroleum Services, investments in other major companies in United Arab Emirates and in other fields in United Arab Emirates and other countries overseas. Mr. Al Muhairy serves on the Board of Directors as the nominee of LIWA Diamond Company Limited.

         Mr. Koudsi has served as a director of the Company since December 1998. Mr. Koudsi has served as Deputy General Manager of Al Muhairy Group based in United Arab Emirates since 1981. Al Muhairy Group was established in 1981 and its activities are diversified in many fields: Contracting, Oil Drilling - Petroleum Services, investments in other major companies in United Arab Emirates and in other fields in United Arab Emirates and other countries overseas. Mr. Koudsi serves on the Board of Directors as the nominee of LIWA Diamond Company Limited.

         Mr. Janzen has served as Managing Director of Global Diamond-SA since July 1994 and a director of the Company from February 1998 to December 1998. He was reappointed as a director of the Company in May 1999. Mr. Janzen is a qualified engineer with a degree in commerce, and a shareholder and general manager of Elite Diamond Cutting Works (Pty) Ltd., a South African based diamond cutting and trading company. He was the general manager of the Octha Group, having established its Johannesburg and Taiwan diamond cutting factories. In this position he was responsible for the operations of five producing diamond mines, an active mine exploration program, two diamond polishing factories, as well as the marketing organization of the group that extended to Belgium, Switzerland and the United States.

         Eng. Gasem S. Al-Shaikh as served as a director of the Company from December 1997 to December 1998. He was reappointed as a director of the Company in June 1999. He has also served as the Deputy Managing Director of the Petroleum Chemicals and Mining Division and an Executive Board Member of the Saudi Binladin Group since 1994. He also serves as Chairman and Managing Director of International PCM Holdings Limited. Eng. Gasem S. Al-Shaikh serves on the Board of Directors of the Company as the nominee of International PCM Holdings Limited.

         Mr. Brill has served as Vice President of Investor Relations of the Company since January 1994. In July 1999, he was appointed Secretary of the Company. Since January 1993, he was a Vice President at Kensington Finance Corp., an options trading firm and investment trader for the Monitrend Gold Mutual Fund. He holds Series 7, 63, 4 and 24 as a securities representative with the National Association of Securities Dealers, Inc. He holds a certificate in diamond grading from the Gemological Institute of America as well as a certificate in rough evaluation from the Diamond Institute of Africa.

Item 10.  Executive Compensation.

     Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid by the Company to its executive officers for services rendered during the fiscal years ended December 31, 1998, 1997 and 1996.


                                          Annual Compensation                   Long-Term Compensation
                                 ---------------------------------------     -----------------------------
                                 Year       Salary      Bonus     Other      Restricted        Common           All Other
 Name and Position                          ($)         ($)       Annual       Stock           Shares         Compensation
                                                               Compensation    Awards        Underlying            ($)
                                                                                ($)            Options
                                                                                               Granted
                                                                                              (# Shares)
------------------              -----     --------     ------- ------------  ---------       -----------      ------------


Johann de Villiers, CEO(1)       1998      241,667                -0-         -0-                      -0-         -0-
                                 1997      127,500    12,500      -0-         -0-             1,300,000(2)         -0-
                                 1996       60,000     5,000      -0-         -0-                      -0-         -0-

Abu Bakr Bin Ali                 1998                             -0-         -0-               150,000(7)    400,035(8)
  Al-Akhdar Mood, Executive      1997                             -0-         -0-                      -0-         -0-
  Vice Chairman(6)               1996                             -0-         -0-                      -0-         -0-


Mervyn McCulloch, CFO(3)         1998      175,000         0      -0-         -0-                   -0-            -0-
                                 1997      121,000    10,000      -0-         -0-               700,000(4)         -0-
                                 1996       42,000     3,000      -0-         -0-               500,000(5)         -0-

_______________
(1) The Company has entered into a five year employment agreement with Mr. de Villiers effective as of February 4, 1998. Pursuant to the agreement, Mr. de Villiers receives a monthly salary of $20,833 and a monthly car allowance of $750. In addition, Mr. de Villiers is entitled to participate in a senior management bonus pool in the amount of 10% of the Company's annual after tax earnings. Mr. de Villiers was appointed Chief Financial Officer on July 1, 1999.

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

(3) The Company entered into a five year employment agreement with Mr. McCulloch effective February 4, 1998. Pursuant to the agreement, Mr. McCulloch receives a monthly salary of $15,000 and a car allowance of $500. In addition, Mr. McCulloch was entitled to participate in a senior management bonus pool in the aggregate amount of 10% of the Company's annual after tax earnings. Mr. McCulloch resigned as Chief Financial Officer on June 30, 1999.

(4) On October 10, 1997, the Company granted to Mr. McCulloch a Nonqualified Stock Option which allows Mr. McCulloch to purchase up to 100,000 shares of Common Stock at $.75 per share. The option is fully vested and may be exercised at any time, or from time to time, until December 31, 2000. On November 26, 1997, the Company granted to Mr. McCulloch a Nonqualified Stock Option which allows Mr. McCulloch to purchase up to 600,000 shares of Common Stock at $.75 per share. The option is fully vested and may be exercised at any time, or from time to time, until November 26, 2002.

(5) On October 2, 1996, the Company granted to Mr. McCulloch a Nonqualified Stock Option to purchase 500,000 shares of Common Stock at an exercise price of $1.50 per share. The option is fully vested and immediately exercisable and expires on October 2, 2001. On August 11, 1997 the exercise price was adjusted to $.75 per share.

(6) The Company has entered into a five year employment agreement with Mr. Abu Bakr Bin Ali Al-Akhdar Mood effective as of January 1, 1999. Pursuant to the Agreement, Mr. Abu Bakr Bin Ali Al-Akhdar Mood was appointed Executive Vice Chairman and received a monthly salary of $10,417. He resigned as Executive Vice Chairman on April 30, 1999.

(7) On August 3, 1998, the Company granted Mr. Abu Bakr Bin Ali Al-Akhdar Mood a Nonqualified Stock Option which allows Mr. Abu Bakr to purchase up to 100,000 shares of Common Stock at $0.525 per share. The option is fully vested and may be exercised at any time, or from time to time, until December 31, 2000. On August 3, 1998, the Company granted to Mr. Abu Bakr a Nonqualified Stock Option which allows Mr. Abu Bakr to purchase up to 50,000 shares of Common Stock at $0.525 per share. The option is fully vested and may be exercised at any time, or from time to time, until January 2, 2001. These options were granted to him in his capacity as a director prior to his appointment as Executive Vice Chairman.

(8) In December 1998, Mr. Abu Bakr Bin Ali Al-Akhdar Mood received a finders fee in connection with the $6,000,000 equity financing which closed in December 1998. The finders fee consisted of $1,363,200 in cash (paid part in January 1999 and the balance in March 1999) and 2,750,000 shares of Common Stock of the Company. In June 1999, Mr. Abu Bakr returned all the common shares and $963,165 of the cash. He resigned as a director in June 1999.

Option/SAR Grants in Last Fiscal Year

                                                     Individual Grants
----------------------------------------------------------------------------------------------------------------------------------
Name              Number of Securities            % of Total Options/SARs           Exercise or Base        Expiration Date
                        Underlying                Granted to Employees in             Price ($/Sh)
                  Options/SARs Granted                 Fiscal Year
                           (#)
----------------------------------------------------------------------------------------------------------------------------------

         Compensation of Directors. Effective January 1, 1998, all non-officer directors receive an attendance fee of $1,000 per meeting of the Board of Directors and $250 per telephone meeting. Directors' fees paid in 1998 were $11,000. No fees were paid in 1997 and 1996. All directors receive reimbursement for out-of-pocket expenses in attending Board of Directors meetings. From time to time the Company may engage certain members of the Board of Directors to perform services on behalf of the Company. The Company will compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of September 30, 1999 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.

         Name and Address                Number of Shares      Percentage Owned
------------------------------------   --------------------   ------------------

Johann de Villiers(1)(2)                          1,727,668           3.7%
Pieter van Wyk(1)(3)                                600,000           1.3%
John Tyson(1)(4)                                    436,920            (6)
Charles MacDonald(1)(5)                             387,500            (6)
Said H. Ghachem(7)(8)(9)                            200,000            (6)
Ahmed M. Basodan(10)(11)(12)                        100,000            (6)
Yassin Abduaalh Kadi(10)(11)(12)                    100,000            (6)
Mattar Abdulla Al Muhairy(10)(13)(14)               100,000            (6)
Amin Koudsi(10)(13)(14)                             100,000            (6)
Andries Janzen(1)(10)                               100,000            (6)
Gasem S. Al-Shaikh(7)(8)(9)                         200,000            (6)
Eugene Brill(1)(15)                                 461,040           1.0%
International PCM Holdings                       11,582,392          24.4%
 Limited(7)(16)(17)
New Diamond Holdings Limited(11)                  9,238,096          20.3%
LIWA Diamond Company Limited(13)                  9,238,096          20.3%
All officers and directors                        4,513,128           9.1%
as a group
_______________
(1)   Address is 836 Prospect, Suite 2B, La Jolla, California  92037.
(2) Includes 1,542,668 shares of Common Stock underlying immediately exercisable options.
(3) Represents 600,000 shares of Common Stock underlying immediately exercisable options.
(4) Includes 400,000 shares of Common Stock underlying immediately exercisable options.
(5) Includes 262,500 shares of Common Stock underlying immediately exercisable options.
(6)   Less than one percent.
(7)   Address is P.O. Box 33251, Jeddah 21448, Saudi Arabia.
(8) Includes 200,000 shares of Common Stock underlying immediately exercisable options.
(9) Serves on the Board of Directors of the Company as the nominee of International PCM Holdings Limited.
(10) Includes 100,000 shares of common stock underlying immediately exercisable options.
(11)  Address is Almahmal Center, 18th Floor, Jeddah, Saudi Arabia.
(12) Serves on the Board of Directors of the Company as the nominee of New Diamond Holdings Limited.
(13)  Address is P.O. Box 95, Abu Dhabi, United Arab Emirates.
(14) Serves on the Board of Directors of the Company as the nominee of LIWA Diamond Company Limited.
(15) Includes 400,000 shares of Common Stock underlying immediately exercisable options.
(16) Includes 1,807,816 shares of Common Stock issuable upon conversion of a Secured Convertible Promissory Note. Does not include 635,566 shares of Common Stock underlying warrants not immediately exercisable.
(17) Address is Parade House, The Parade, Castletown, IM9 1LG, Isle of Man, British Isles.

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

     The Company paid a finders fee of $1,363,200 and 2,750,000 shares of Common Stock of the Company to Mr. Abu Bakr Bin Ali Al-Akhdar Mood upon the closing of the $6,000,000 equity funding in December 1998. At the time, Mr. Abu Bakr was a member of the Board of Directors of the Company. The $1,363,200 was paid part in January 1999 and the balance in March 1999. As a result of a subsequent arbitration over the matter, Mr. Abu Bakr returned $963,165 and 2,750,000 common shares of the Company. It is uncertain whether Mr. Abu Bakr will return the $400,035 balance of the cash portion of the finder's fee. Mr. Abu Bakr resigned from the Board of Directors on June 3, 1999. In connection with the return of cash and shares, 666,667 shares of common stock were issued to International PCM Holdings Limited as a fee for their assistance in the return of a portion of the finder's fee.

     In December 1997, the Company entered into a consulting agreement with a director of the Company, John Tyson. The Agreement provides for consulting fees of $5,000 per month. It was terminated in 1998. The Company paid consulting fees of $43,000 during the year ended December 31, 1998 and $5,000 during the year ended December 31, 1997.

     In December 1998, the Company sold to a director of the Company 1,510,758 shares of common stock for $244,300.

Item 13.  Exhibits and Reports on Form 8-K.

(a)

     2.1* Securities Purchase Agreement and Plan of Reorganization dated July 17, 1995 between Western Capital Financial Corporation and Global Diamond Resources, Inc.

     3.1*  Articles of Incorporation of the Company

     3.2*  Bylaws of the Company

     3.3  Certificate dated December 17, 1997

     3.4  Amendment dated June 16, 1999 to Articles of Incorporation

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

     10.2* Deed of Assignment between Lama Minerals CC and Global Diamond Resources (SA)(Pty) Limited (Caerwinning Deposit).

     10.3* Deed of Assignment dated March 25, 1995 between Global Diamond Resources (SA)(Pty) Limited and Nabas Holdings (Pty) Limited (Grasdrif Deposit).

     10.4** Securities Purchase Agreement dated December 5, 1997 between the Company and International PCM Holdings Limited.

     10.5 Securities Purchase Agreement dated December 29, 1998 between the Company and New Diamond Holdings Limited

     10.6 Securities Purchase Agreement dated December 29, 1998 between the Company and LIWA Diamond Company Limited

     10.7 Amendment No. 1 dated June 28, 1999 to Securities Purchase Agreement dated December 29, 1998 between the Company and New Diamond Holdings Limited

     10.8 Amendment No. 1 dated June 28, 1999 to Securities Purchase Agreement dated December 29, 1998 between the Company and LIWA Diamond Company Limited

     18.1  Letter re: Change in Accounting Method

     21.1 The Company's subsidiaries are Global Diamond Resources, Inc., a British Columbia corporation, and Global Diamond Resources (SA)(Pty) Limited, a South African corporation, Global Diamonds Resources International Limited, a British Virgin Islands corporation, and Nabas Diamonds (Pty) Ltd., a South African corporation

     27.1  Financial Data Schedule

_______________
*Previously filed as part of registration statement on Form 10-SB (SEC File No. 0-21635) filed with the Securities and Exchange Commission on October 29, 1996.

**Previously filed as part of Annual Report on Form 10-KSB for the year ended December 31, 1997.

(b)  Reports on Form 8-K.

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL DIAMOND RESOURCES, INC.

Date:  November 17, 1999      By:    /S/ JOHANN DE VILLIERS
                                 --------------------------
                                 Johann de Villiers, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                                 Date
---------                              -----                                 ----
/S/ JOHANN DE VILLIERS                 Chairman of the Board, Director,      November 17, 1999
------------------------------------   Chief Executive Officer and Chief
JOHANN DE VILLIERS                     Financial Officer

/S/ PIETER VAN WYK                     Director                              November 17, 1999
------------------------------------
PIETER VAN WYK

/S/ JOHN TYSON                         Director                              November 17, 1999
------------------------------------
JOHN TYSON

/S/ CHARLES MACDONALD                  Director                              November 17, 1999
------------------------------------
CHARLES MACDONALD

/S/ SAID H. GHACHEM                    Director                              November 17, 1999
------------------------------------
SAID H. GHACHEM

/S/ AHMED M. BASODAN                   Director                              November 17, 1999
------------------------------------
AHMED M. BASODAN

/S/ YASSIN ABDUAALH KADI               Director                              November 17, 1999
------------------------------------
YASSIN ABDUAALH KADI

/S/ MATTAR ABDULLA AL MUHAIRY          Director                              November 17, 1999
------------------------------------
MATTAR ABDULLA AL MUHAIRY

/S/ AMIN KOUDSI                        Director                              November 17, 1999
------------------------------------
AMIN KOUDSI

/S/ ANDRIES JANZEN                     Director                              November 17, 1999
------------------------------------
ANDRIES JANZEN

/S/ GASEM S. AL-SHAIKH                 Director                              November 17, 1999
------------------------------------
GASEM S. AL-SHAIKH