Form 10QSB
period 1999-03-31
GLOBAL DIAMOND RESOURCES INC
filed 1999-11-22
CIK 1003076

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________


Commission File Number 0-21635

                        Global Diamond Resources, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Nevada                                             33-0213535
------------------------------------           ---------------------------------
   (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

          836 Prospect Street, Suite 2B, La Jolla, California  92037
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

                         Yes ____        No  X
                                            ---

     As of November 12, 1999, the Company had 45,600,678 shares of its $.0005 par value common stock issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION



ITEM 1. Financial Statements                                                                 PAGE
                                                                                             ----
Condensed Consolidated Balance Sheets at March 31, 1999 (unaudited)
  and December 31, 1998....................................................................     2
Unaudited Condensed Consolidated Statements of Operations for the three month periods
  ended March 31, 1999 and 1998............................................................     3
Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods
  ended March 31, 1999 and 1998............................................................     4
Notes to Condensed Consolidated Financial Statements.......................................     5

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                     March 31, 1999 and December 31, 1998


                            Assets                                        1999                    1998
                                                                     ---------------         ---------------
                                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                                          $     2,773,982               5,461,235
  Accounts receivable                                                        116,729                  50,478
  Advance to related party                                                   963,165                      --
  Inventory                                                                  108,580                  57,016
                                                                     ---------------         ---------------

                                                                           3,962,456               5,568,729

Fixed assets, net                                                          4,791,859               4,603,765
                                                                     ---------------         ---------------

                                                                     $     8,754,315              10,172,494
                                                                     ===============         ===============

                       Liabilities

Current liabilities:
  Accounts payable, accrued liabilities and current
  portion of long-term debt                                          $      520,827                 959,734
                                                                     ---------------         ---------------

Long-term debt, less current portion                                       3,000,000               3,000,000
                                                                     ---------------         ---------------

                   Stockholders' Equity

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000
    shares authorized, no shares issued                                           --                      --
  Common stock, $.0005 par value, 50,000,000
    shares authorized and 45,600,678 shares issued
    and outstanding                                                           22,800                  22,800
  Additional paid-in capital                                              13,457,899              13,457,899
  Accumulated deficit                                                     (7,168,122)             (6,432,958)
  Accumulated other comprehensive income
    Foreign currency translation adjustment                               (1,079,089)               (834,981)
                                                                     ---------------         ---------------

                                                                           5,233,488               6,212,760
                                                                     ---------------         ---------------

                                                                     $     8,754,315              10,172,494
                                                                     ===============         ===============

See accompanying notes to condensed consolidated financial statements

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

           For the three month periods ended March 31, 1999 and 1998
                                  (Unaudited)


                                                                           1999                   1998
                                                                      ---------------       ---------------
Diamond Sales                                                         $            --                    --

Other Income:
  Interest Income                                                              40,303                40,191

Production Expenses                                                           126,392                    --

Exploration Expenses                                                           92,836                    --

Expenses:
  Depreciation                                                                  3,213                43,048
  Interest                                                                    112,500                60,000
  Legal and accounting                                                         62,090                58,451
  Office and miscellaneous                                                     68,912               100,832
  Salaries and benefits                                                       236,375               131,142
  Travel                                                                       72,349                67,875
                                                                      ---------------       ---------------

                                                                              555,439               461,348
                                                                      ---------------       ---------------

Operating Loss                                                               (734,364)             (421,157)

Income Tax Expense                                                                800                   800
                                                                      ---------------       ---------------

  Loss before cumulative effect of accounting change                         (735,164)             (421,957)

  Cumulative effect on prior years of change in
    accounting for exploration and related costs                                   --              (647,226)
                                                                      ---------------       ---------------

Net Loss                                                                     (735,164)           (1,069,183)

Other comprehensive income -
  Foreign currency translation adjustment                                    (244,108)              (93,325)
                                                                      ---------------       ---------------

Comprehensive loss                                                           (979,272)           (1,162,508)
                                                                      ===============       ===============

Basic and diluted net loss per share before cumulative
  effect of accounting change                                                   (0.02)                (0.02)
Accounting change                                                                  --                 (0.02)
                                                                      ---------------       ---------------
Basic and diluted loss per share                                      $         (0.02)                (0.04)
                                                                      ===============       ===============

Weighted average shares outstanding                                        45,600,678            23,932,318
                                                                      ===============       ===============

See accompanying notes to condensed consolidated financial statements

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

           For the three month periods ended March 31, 1999 and 1998
                                  (Unaudited)

                                                                              1999                    1998
                                                                         ---------------        ---------------
Cash flows from operating activities:
  Net loss                                                               $      (735,164)            (1,069,183)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                                                  83,168                 43,048
    (Increase) in accounts receivable                                            (66,251)              (198,305)
    (Increase) in inventory                                                      (51,564)                    --
    Increase (decrease) in accounts payable,
      accrued liabilities and current portion of long-term debt                 (438,907)                99,377
                                                                         ---------------        ---------------

      Net cash used in operating activities                                   (1,208,718)            (1,125,063)
                                                                         ---------------        ---------------
Cash flows from investing activities:
  Additions to fixed assets                                                     (271,335)            (1,472,611)
                                                                         ---------------        ---------------

Cash flows from financing activities:
  Advance to related party                                                      (963,165)                    --
  Repayment of long-term debt                                                         --                (50,000)
  Proceeds from exercise of common stock warrants                                     --                 45,895
                                                                         ---------------        ---------------

      Net cash used by financing activities                                     (963,165)                (4,105)
                                                                         ---------------        ---------------

Effects of exchange rates on cash                                               (244,035)               (93,325)
                                                                         ---------------        ---------------

Net decrease in cash and cash equivalents                                     (2,687,253)            (2,695,104)

Cash and cash equivalents, beginning of period                                 5,461,235              4,096,141
                                                                         ---------------        ---------------

Cash and cash equivalents, end of period                                 $     2,773,982              1,401,037
                                                                         ===============        ===============

See accompanying notes to condensed consolidated financial statements

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                  As of March 31, 1999 and December 31, 1998

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

(2)  Advance to Related Party

     The $963,165 was repaid during June 1999.

(3)  Fixed Assets

                                                       March 31,             December 31,
                                                         1999                   1998
                                                    ---------------       ----------------
Mining property:
  Caerwinning deposit, at cost                      $       509,421                534,868
  Less accumulated amortization                             (28,492)               (13,392)
                                                    ---------------       ----------------

                                                            480,929                521,476
                                                    ---------------       ----------------

Mining properties under development:
  Grasdrif deposit                                        1,260,876              1,220,197
                                                    ---------------       ----------------

Mining equipment, at cost:                                3,381,608              3,123,268
  Less accumulated depreciation                            (355,756)              (290,883)
                                                    ---------------       ----------------

                                                          3,025,852              2,832,385
                                                    ---------------       ----------------

Office equipment, at cost:                                   59,080                 57,880
  Less accumulated depreciation                             (34,878)               (28,173)
                                                    ---------------       ----------------

                                                             24,202                 29,707
                                                    ---------------       ----------------

                                                    $     4,791,859              4,603,765
                                                    ===============       ================

(4) Production and exploration expenses are net of $45,977 and $10,606 of diamonds recovered, respectively, for the three months ending March 31, 1999.

ITEM 2.    Management's Discussion and Analysis or Plan of Operations

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

     To date, the Company's activities have included the investigation and acquisition of mining property interests, exploratory work, site establishment and purchase and operation of mining plant and equipment. During the quarter ended March 31, 1999, the Company purchased mining plant and equipment and incurred site establishment costs for the development of the upper terrace at the Grasdrif Deposit in the amount of $287,363. The equivalent figure for the Caerwinning Deposit was $177,297.

Results of Operations
---------------------

     The production expenses were incurred at the Caerwinning Deposit, which commenced production in September 1998. Due to higher than normal rainfall in the area, run off from the irrigation lands, as well as a higher than normal water table, wet ore from the T2 terrace had to be processed by the primary recovery plant, which was designed as a dry primary recovery plant. This caused a drop in tonnes processed as well as in the recovery rate of diamonds, resulting in the production loss for the three months ended March 31, 1999 of $126,392, net of diamonds recovered of $45,977. Losses of this magnitude continued through the next quarter. The Company erected a wet recovery plant at this mine, which commenced production during the third quarter of 1999, resulting in a marked improvement.

     The exploration expenses, incurred at the Grasdrif Deposit, were $92,836, net of diamonds recovered of $10,606 for the three months ended March 31, 1999. Production will only commence if the exploration yields positive results. The lower terrace at the Grasdrif Deposit contains 77 million tonnes of gravel of which the Company has bulk sampled 115,800 tonnes through September 30, 1999, which represents about 0.15% of the deposit. Between August 1998 and March 1999 the grade was disappointing. During the next quarter, however, the grade has improved significantly. The entire run-of-mine production, consisting of 57 diamonds with a total weight of 142.47 carats, was sold for $103,584 during July 1999. This equates to an average price of $727.06 per carat, 16% over the budget of $625 per carat. A dense media separation plant was commissioned on the upper terrace to conduct trial mining of this terrace during the third quarter of 1999.

     The Company invested $707,761 in the first nine months of 1999 on the purchase and erection of plant and equipment and mine development at the Grasdrif Deposit to bring the upper terrace into production by the third quarter of 1999. In addition the Company invested $1,469,715 in the first nine months of 1999 on the purchase and erection of a wet primary recovery plant at the Caerwinning Deposit to increase tonnage processed and improve recovery. The wet plant was placed into production during the third quarter of 1999.

     The increase in interest expense is due to an increase in the amount owed on the 15%, $3,000,000 International PCM Holdings loan from $1,600,000 in 1998 to $3,000,000 in 1999. The increase in aggregate Company expenses is mainly due to the additional overhead expenses incurred in supporting the production at the Caerwinning Deposit, which commenced in September 1998, the bulk sample at the Grasdrif deposit and the erection of plant and equipment at both deposits.

     The Company's mining properties, mining properties under development and mining equipment are all situated in the Republic of South Africa, where the currency is the Rand. At December 31, 1998 the rate was Rand 5.865 to US$1 and at March 31, 1999, the rate was Rand 6.18 to US$1. The revaluation of the Company's property and equipment caused most of the foreign currency translation adjustment of $244,035 for the three months ended March 31, 1999. At November 12, 1999, the rate was Rand 6.2483 to US$1.

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

     Even though the Company has net current assets at March 31, 1999 amounting to $3,441,629, the Company believes that it requires, at a minimum, additional working capital of $3,000,000 to satisfy its working capital requirements for the next 12 months, including the capital that will be required to conduct the bulk sample at the Montrose Kimberlite Pipe. Should only one of the following events occur, additional working capital would be needed in the next 12 months.

The events are:

          (a) that the Caerwinning Deposit has negative cash flow from operations;
          (b) the bulk sample at the Grasdrif Deposit does not identify a profitable area of diamondiferous grade of gravel to mine and profitable mining operations do not commence; or
          (c) the mining on the upper terrace at Grasdrif results in an operating loss.

     The Company is in discussions with bankers to obtain financing secured by new mining and earthmoving equipment, held free and clear, with a net book value at March 31, 1999 of $ 3,025,852. However, there is no assurance that the Company will be able to raise the additional capital it requires through the equipment refinancing or otherwise. In the event that the Company is unable to raise the working capital it needs, it will focus its efforts on the activities that its resources can support at that time.

     The Company's beliefs concerning its working capital requirements are based on certain assumptions concerning, among other things, the estimated grade of the processed ore, average price per diamond carat, commencement and scale of mining operations, Rand - US$ exchange rate and cost of production. If any of these assumptions prove incorrect, the Company may require further additional capital. Any such additional financing may require an additional pledge or mortgage of the Company's properties and of any production therefrom. There is, of course, no assurance that satisfactory financing, if necessary could be obtained therefor. In addition to financing the individual development projects, the Company may also borrow funds from time to time for working capital and other general corporate purposes.

Year 2000
---------

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 hardware and software failures. Failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company has addressed this risk as to the availability, integrity and reliability of financial accounting and operational systems. The Company has completed Year 2000 compliant testing on all hardware used for financial accounting systems. Assurance has been received from the software vendors of the accounting systems that all their software in use by the Company is Year 2000 compliant. The Company considers its systems to be Year 2000 compliant and does not expect to incur any further material costs in connection with Year 2000 issues. All expenses to date have been written off as incurred. Since the Company's mining equipment is not date sensitive, the most likely worse case scenario is the loss of supply of power and fuel to the mining operations. The Company has been assured by the suppliers of power and fuel that they are Year 2000 compliant.

     This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, that as of this date the Company has just commenced mining operations at any of its three mines; the lack of proven reserves at any of the Company's three mines; mining risks generally; political risks associated with the Company's operations in the Republic of South Africa; general economic conditions; currency fluctuations; and estimates of costs of production. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

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

               Inapplicable.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

               Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

               Pursuant to a written consent of the shareholders of the Company effective as of March 19, 1999, the Company amended its Articles of Incorporation to increase its authorized capital stock to 10,000,000 shares of $.001 par value preferred stock and 100,000,000 shares of $.0005 par value common stock. The written consent was signed by the holders of 43,079,808 shares, representing 86% of the outstanding common shares of the Company.

Item 5.  Other Information.
         -----------------

               Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

               (a)  Exhibits
                    --------

                    Financial Data Schedule.

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

                                    Global Diamond Resources, Inc.
                                    (Registrant)


Dated:  November 18, 1999           By: /s/ JOHANN DE VILLIERS
                                       ----------------------------
                                       Johann de Villiers,
                                       Chief Executive Officer
                                        and Chief Financial Officer