Form 10QSB
period 1999-06-30
GLOBAL DIAMOND RESOURCES INC
filed 1999-11-22
CIK 1003076

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________

Commission File Number 0-21635

                        Global Diamond Resources, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Nevada                                               33-0213535
------------------------------------        ------------------------------------
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

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                                                          PAGE
                                                                                                       ----
Condensed Consolidated Balance Sheets at June 30, 1999 (unaudited)
  and December 31, 1998..............................................................................      2
Unaudited Condensed Consolidated Statements of Operations for the three month and six month periods
  ended June 30, 1999 and 1998.......................................................................      3
Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods
  ended June 30, 1999 and 1998.......................................................................      4
Notes to Condensed Consolidated Financial Statements.................................................      5

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                      June 30, 1999 and December 31, 1998


                            Assets                                        1999                      1998
                                                                     ---------------          ---------------
                                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                                          $     2,304,525                5,461,235
  Accounts receivable                                                         80,676                   50,478
  Inventory                                                                  175,635                   57,016
                                                                     ---------------          ---------------

                                                                           2,560,836                5,568,729

Fixed assets, net                                                          5,158,948                4,603,765
                                                                     ---------------          ---------------

                                                                     $     7,719,784               10,172,494
                                                                     ===============          ===============

                         Liabilities

Current liabilities:
  Accounts payable, accrued liabilities and current
  portion of long-term debt                                          $       213,225                  959,734
                                                                     ---------------          ---------------

Long-term debt, less current portion                                       3,000,000                3,000,000
                                                                     ---------------          ---------------


                     Stockholders' Equity

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000
    shares authorized, no shares issued                                           --                       --
  Common stock, $.0005 par value, 100,000,000
    shares authorized and 45,600,678 shares issued
    and outstanding                                                           22,800                   22,800
  Additional paid-in capital                                              13,457,899               13,457,899
  Accumulated deficit                                                     (7,938,952)              (6,432,958)
  Accumulated other comprehensive income
    Foreign currency translation adjustment                               (1,035,188)                (834,981)
                                                                     ---------------          ---------------

                                                                           4,506,559                6,212,760
                                                                     ---------------          ---------------

                                                                     $     7,719,784               10,172,494
                                                                     ===============          ===============

See accompanying notes to condensed consolidated financial statements

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

For the three-month periods and six-month periods ended June 30, 1999 and 1998
                                  (Unaudited)

                                                 Three month periods ended                 Six month periods ended
                                            ----------------------------------       ----------------------------------
                                               June 30,             June 30,            June 30,            June 30,
                                                 1999                 1998                1999                1998
                                            --------------      --------------       --------------      --------------
Diamond Sales                               $           --                  --                   --                  --

Other Income:
  Interest Income                                   28,235              20,201               68,538              60,392

Production Expenses                                167,396                  --              293,788                  --

Exploration Expenses                                92,559                  --              185,395                  --

Expenses:
  Depreciation                                       3,092             (37,951)               6,305               5,097
  Interest                                         114,018             110,917              226,518             170,917
  Legal and accounting                              51,864              44,974              113,954             103,425
  Office and miscellaneous                          81,192              81,987              150,104             182,819
  Salaries and benefits                            213,384             169,743              449,759             300,885
  Travel                                            75,287              51,912              147,636             119,787
                                            --------------      --------------       --------------      --------------
                                                   538,837             421,582            1,094,276             882,930
                                            --------------      --------------       --------------      --------------

Operating Loss                                    (770,557)           (401,381)          (1,504,921)           (822,538)

Income Tax Expense                                     273                 115                1,073                 915
                                            --------------      --------------       --------------      --------------

  Loss before cumulative effect of
   accounting change                              (770,830)           (401,496)           1,505,994)           (823,453)

  Cumulative effect on prior years
   of change in accounting for
   exploration and related costs                        --            (729,658)                  --            (729,658)
                                            --------------      --------------       --------------      --------------

Net Loss                                          (770,830)         (1,131,154)          (1,505,994)         (1,553,111)

Other Comprehensive Income -
  Foreign currency translation
   adjustment                                       43,901            (842,023)            (200,207)           (935,348)
                                            --------------      --------------       --------------      --------------

Comprehensive Loss                                (726,929)         (1,973,177)          (1,706,201)         (2,488,459)
                                            ==============      ==============       ==============      ==============

Basic and diluted net
  loss per share before
    cumulative                                       (0.02)              (0.02)               (0.03)              (0.03)
  effect of accounting change
Accounting change                                       --               (0.03)                  --               (0.03)
                                            --------------      --------------       --------------      --------------
Basic and diluted loss per share            $        (0.02)              (0.05)               (0.03)              (0.06)
                                            ==============      ==============       ==============      ===============
Weighted average shares
  outstanding                                   45,600,678          24,075,890           45,600,678          24,004,104
                                            ==============      ==============       ==============       =============

See accompanying notes to condensed consolidated financial statements

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

            For the six-month periods ended June 30, 1999 and 1998
                                  (Unaudited)

                                                                         1999                 1998
                                                                    --------------       --------------
Cash flows from operating activities:
  Net loss                                                          $   (1,505,994)          (1,553,111)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                                           189,882                5,097
    Increase (decrease) in accounts receivable                             (30,198)              12,302
    (Increase) in inventory                                               (118,619)                  --
    Increase (decrease) in accounts payable, accrued
      liabilities and current portion of long-term debt                   (746,509)              66,045
                                                                    --------------       --------------

      Net cash used in operating activities                             (2,211,438)          (1,469,667)
                                                                    --------------       --------------

Cash flows from investing activities:
  Additions to fixed assets                                               (751,651)          (1,943,455)
                                                                    --------------       --------------

Cash flows from financing activities:
  Proceeds from long-term debt                                                  --            1,400,000
  Repayment of long-term debt                                                   --              (91,666)
  Proceeds from exercise of common stock warrants                               --               45,895
                                                                    --------------       --------------

      Net cash provided by financing activities                                 --            1,354,229
                                                                    --------------       --------------

Effects of exchange rates on cash                                         (193,621)            (935,348)
                                                                    --------------       --------------

Net decrease in cash and cash equivalents                               (3,156,710)          (2,994,241)

Cash and cash equivalents, beginning of period                           5,461,235            4,096,141
                                                                    --------------       --------------

Cash and cash equivalents, end of period                            $    2,304,525            1,101,900
                                                                    ==============       ==============

See accompanying notes to condensed consolidated financial statements

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                   As of June 30, 1999 and December 31, 1998

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

(2)  Fixed Assets

                                                               June 30,          December 31,
                                                                 1999                1998
                                                            --------------      --------------
     Mining property:
       Caerwinning deposit, at cost                         $      513,161             534,868
       Less accumulated amortization                               (39,273)            (13,392)
                                                            --------------      --------------

                                                                   437,888             521,476
                                                            --------------      --------------

     Mining properties under development:
       Grasdrif deposit                                          1,674,816           1,220,197
                                                            --------------      --------------

     Mining equipment, at cost:                                  3,435,144           3,123,268
       Less accumulated depreciation                              (447,866)           (290,883)
                                                            --------------      --------------

                                                                 2,987,278           2,832,385
                                                            --------------      --------------

     Office equipment, at cost:                                     62,018              57,880
       Less accumulated depreciation                               (39,052)            (28,173)
                                                            --------------      --------------

                                                                    22,966              29,707
                                                            --------------      --------------

                                                            $    5,158,948           4,603,765
                                                            ==============      ==============

(3)  Authorized Share Capital

     On June 16, 1999 the Company increased its authorized common stock from 50,000,000 shares of $.0005 par value common stock to 100,000,000 shares of $0.0005 par value common stock.

(4)  Production and Exploration Expenses

     Production expenses are net of diamonds recovered of $16,485 and $62,462 for the three months ending June 30, 1999 and the six months ending June 30, 1999, respectively. Exploration expenses are net of diamonds recovered of $33,425 and $44,031 for the three months ending June 30, 1999 and the six months ending June 30, 1999, respectively.

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

     To date, the Company's activities have included the investigation and acquisition of mining property interests, exploratory work, site establishment and purchase and operation of mining plant and equipment. During the quarter ended June 30, 1999, the Company purchased mining plant and equipment and incurred site establishment costs for the development of the upper terrace at the Grasdrif Deposit in the amount of $216,813. The equivalent figure for the Caerwinning Deposit was $139,822.

Results of Operations
---------------------

     The production expenses were incurred at the Caerwinning Deposit, which commenced production in September 1998. Due to higher than normal rainfall in the area, run off from the irrigation lands, as well as a higher than normal water table, wet ore from the T2 terrace had to be processed by the primary recovery plant, which was designed as a dry primary recovery plant. This caused a drop in tonnes processed as well as in the recovery rate of diamonds, resulting in the production loss for the three months ending June 30, 1999 of $167,396, net of diamonds recovered of $16,485 and for the six months ending June 30, 1999 of $293,788, net of diamonds recovered of $62,462. The Company erected a wet recovery plant at this mine, which commenced production during the third quarter of 1999, resulting in a marked improvement.

     The exploration expenses, incurred at the Grasdrif Deposit, were $92,559, net of diamonds recovered of $33,425 for the three months ended June 30, 1999 and $185,395, net of diamonds recovered of $44,031 for the six months ended June 30, 1999. Production will only commence if the exploration yields positive results. The lower terrace at the Grasdrif Deposit contains 77 million tonnes of gravel of which the Company has bulk sampled 115,800 tonnes through September 30, 1999, which represents about 0.15% of the deposit. Between August 1998 and March 1999 the grade was disappointing. During the current quarter, however, the grade has improved significantly. The entire run-of-mine production, consisting of 57 diamonds with a total weight of 142.47 carats, was sold for $103,584 during July 1999. This equates to an average price of $727.06 per carat, 16% over the budget of $625 per carat. A dense media separation plant was commissioned on the upper terrace to conduct trial mining of this terrace during the third quarter of 1999.

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

     The Company's mining properties, mining properties under development and mining equipment are all situated in the Republic of South Africa, where the currency is the Rand. At December 31, 1998 the rate was Rand 5.865 to US$1 and at June 30, 1999, the rate was Rand 6.13 to US$1. The revaluation of the Company's property and equipment caused most of the positive foreign currency translation adjustment of $43,901 for the three months ended June 30, 1999. At November 12, 1999, the rate was Rand 6.2483 to US$1.

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

     Even though the Company has net current assets at June 30, 1999 amounting to $2,347,611, the Company believes that it requires, at a minimum, additional working capital of $3,000,000 to satisfy its working capital requirements for the next 12 months, including the capital that will be required to conduct the bulk sample at the Montrose Kimberlite Pipe. Should only one of the following events occur, additional working capital would be needed in the next 12 months.

These events are:

          (a) that the Caerwinning Deposit has negative cash flow from operations;
          (b) the bulk sample at the Grasdrif Deposit does not identify a profitable area of diamondiferous grade of gravel to mine and profitable mining operations do not commence; or
          (c) the mining on the Upper Terrace at Grasdrif results in an operating loss.

     The Company is in discussions with bankers to obtain financing secured by new mining and earthmoving equipment, held free and clear, with a net book value at June 30, 1999 of $2,987,278. However, there is no assurance that the Company will be able to raise the additional capital it requires through the equipment refinancing or otherwise. In the event that the Company is unable to raise the working capital it needs, it will focus its efforts on the activities that its resources can support at that time.

     The Company's beliefs concerning its working capital requirements are based on certain assumptions concerning, among other things, the estimated grade of the processed ore, average price per carat of diamond, commencement and scale of mining operations, Rand - US$ exchange rate and cost of production. If any of these assumptions prove to be incorrect, the Company may require additional capital. Any such additional financing may require an additional pledge or mortgage of the Company's properties and of any production therefrom. There is, of course, no assurance that satisfactory financing, if necessary could be obtained therefor. In addition to financing the individual development projects, the Company may also borrow funds from time to time for working capital and other general corporate purposes.

Year 2000
---------

     The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 hardware and software failures. Failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company has addressed this risk as to the availability, integrity and reliability of financial accounting and operational systems. The Company has completed Year 2000 compliant testing on all hardware used for financial accounting systems. Assurance has been received from the software vendors of the accounting systems that all their software in use by the Company is Year 2000 compliant. The Company considers its systems to be Year 2000 compliant and does not expect to incur any further material costs in connection with Year 2000 issues. All expenses to date have been written off as incurred. Since the Company's mining equipment is not date sensitive, the most likely worse case scenario is the loss of supply of power and fuel to the mining operations. The Company has been assured by the suppliers of power and fuel that they are Year 2000 compliant.

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


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

               Inapplicable.

Item 2.  Changes in Securities.
         ---------------------

               On June 16, 1999, the Company amended its Articles of Incorporation to increase its authorized capital stock to 10,000,000 shares of $.001 par value preferred stock and 100,000,000 shares of $.0005 par value common stock.

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