Form 10QSB
period 1999-09-30
GLOBAL DIAMOND RESOURCES INC
filed 1999-11-22
CIK 1003076

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________


Commission File Number 0-21635

                        Global Diamond Resources, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Nevada                                              33-0213535
--------------------------------------            ------------------------------
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

          836 Prospect Street, Suite 2B, La Jolla, California  92037
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

                       Yes _____          No  X
                                             ---

     As of November 12, 1999, the Company had 45,600,678 shares of its $.0005 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION


ITEM 1. Financial Statements                                                                    PAGE
                                                                                                ----
Condensed Consolidated Balance Sheet at September 30, 1999 (unaudited)
  and December 31, 1998.......................................................................     2
Unaudited Condensed Consolidated Statements of Operations for the three month
  and nine month periods ended September 30, 1999 and 1998....................................     3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  nine month periods ended September 30, 1999 and 1998........................................     4
Notes to Condensed Consolidated Financial Statements..........................................     5

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                 Unaudited Condensed Consolidated Balance Sheet

                    September 30, 1999 and December 31, 1998


                            Assets                                       1999                         1998
                                                                     ------------                 ------------
Current assets:
  Cash and cash equivalents                                          $    615,549                    5,461,235
  Accounts receivable                                                     119,690                       50,478
  Inventory                                                               100,768                       57,016
                                                                     ------------                 ------------

                                                                          836,007                    5,568,729

Fixed assets, net                                                       6,495,507                    4,603,765
                                                                     ------------                 ------------

                                                                     $  7,331,514                   10,172,494
                                                                     ============                 ============

                          Liabilities

Current liabilities:
  Accounts payable, accrued liabilities and current
   portion of long-term debt                                         $    280,694                      959,734
                                                                     ------------                 ------------

Long-term debt, less current portion                                    3,000,000                    3,000,000
                                                                     ------------                 ------------


                      Stockholders' Equity

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000
    shares authorized, no shares issued                                        --                           --
  Common stock, $.0005 par value, 100,000,000
    shares authorized and 45,600,678 shares issued
    and outstanding                                                        22,800                       22,800
  Additional paid-in capital                                           13,457,899                   13,457,899
  Accumulated deficit                                                  (8,401,372)                  (6,432,958)
  Accumulated other comprehensive income
    Foreign currency translation adjustment                            (1,028,507)                    (834,981)
                                                                     ------------                 ------------

                                                                        4,050,820                    6,212,760
                                                                     ------------                 ------------

                                                                     $  7,331,514                   10,172,494
                                                                     ============                 ============

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

           Unaudited Condensed Consolidated Statements of Operations

For the three month periods and nine month periods ended September 30, 1999 and
                                     1998


                                               Three month periods ended                 Nine month periods ended
                                          ------------------------------------      -----------------------------------
                                           September  30,       September 30,        September 30,       September 30,
                                                1999                 1998                1999                 1998
                                          ----------------     ---------------      ---------------     ---------------
Diamond Sales                             $        437,594                  --              437,594                  --

Other Income:
  Interest Income                                   13,719               6,622               82,257              67,014
                                          ----------------     ---------------      ---------------     ---------------
                                                   451,313               6,622              519,851              67,014

Production Expenses                                254,904                  --              548,692                  --

Exploration Expenses                               190,753                  --              376,148                  --

Sales Expenses:
  Royalty                                           21,880                  --               21,880                  --

Expenses:
  Business development                                  --               5,000                4,772              12,113
  Consulting fees                                    3,109              13,000               16,330              43,000
  Depreciation                                       2,968               2,839                9,273               7,936
  Interest                                         115,022             112,500              341,540             283,417
  Legal and accounting                              36,008              46,240              149,962             149,665
  Office and miscellaneous                          55,769              63,342              187,880             209,048
  Salaries and benefits                            165,966             164,147              615,725             465,032
  Travel                                            67,354              78,042              214,990             197,829
                                          ----------------    ----------------      ---------------     ---------------
                                                   446,196             485,110            1,540,472           1,368,040
                                          ----------------    ----------------      ---------------     ---------------

Operating loss                                    (462,420)           (478,488)          (1,967,341)         (1,301,026)
Income tax expense                                      --                  --                1,073                 915
                                          ----------------    ----------------      ---------------     ---------------

  Loss before cumulative effect of
    accounting change                             (462,420)           (478,488)          (1,968,414)         (1,301,941)

  Cumulative effect on prior years
    of change in accounting for
    exploration and related costs                       --            (733,981)                  --            (733,891)
                                          ----------------    ----------------      ---------------     ---------------

Net loss                                          (462,420)         (1,212,469)          (1,968,414)         (2,035,832)

Other Comprehensive Income -
  Foreign currency translation
    adjustment                                       6,681              72,079             (193,526)           (863,269)
                                          ----------------    ----------------      ---------------     ---------------

Comprehensive loss                                (455,739)         (1,140,390)          (2,161,940)         (2,899,101)
                                          ================    ================      ===============     ===============

Basic and diluted net
  loss per share before cumulative
  effect of accounting change                        (0.01)              (0.02)               (0.04)              (0.05)
Accounting change                                       --               (0.03)                  --               (0.03)
                                          ----------------    ----------------      ---------------     ---------------
Basic and diluted loss per share          $          (0.01)              (0.05)               (0.04)              (0.08)
                                          ================    ================      ===============     ===============

Weighted average shares
  Outstanding                                   45,600,678          24,151,476           45,600,678          24,053,228
                                          ================    ================      ===============     ===============

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

           Unaudited Condensed Consolidated Statements of Cash Flows

         For the nine month periods ended September 30, 1999 and 1998

                                                                     Nine month periods ended
                                                              -------------------------------------
                                                               September 30,         September 30,
                                                                   1999                   1998
                                                              ---------------       ---------------
Cash flows from operating activities:
  Net loss                                                    $    (1,968,414)           (2,035,832)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                                      323,317                 7,936
    Shares issued in consideration for
      Consulting fees                                                      --                    --
    (Increase) decrease in accounts receivable                        (69,212)                6,017
    Increase in inventory                                             (43,752)              (42,040)
    Increase (decrease) in accounts payable, accrued
      liabilities and current portion of long-term debt              (679,040)              323,134
                                                              ---------------       ---------------

       Net cash used in operating activities                       (2,437,101)           (1,740,785)
                                                              ---------------       ---------------

Cash flows provided by financing activities:
  Proceeds from exercise of common stock
    Warrants                                                               --                45,895
  Proceeds from long-term debt                                             --             1,400,000
  Repayment of long-term debt                                              --              (116,543)
                                                              ---------------       ---------------

    Net cash provided by financing activities                              --             1,329,352
                                                              ---------------       ---------------

Cash flows used in investing activities:
  Additions to fixed assets                                        (2,233,913)           (3,070,622)
                                                              ---------------       ---------------

Effects of exchange rates on cash                                    (174,672)             (336,227)
                                                              ---------------       ---------------

Net decrease in cash and cash equivalents                          (4,845,686)           (3,818,282)

Cash and cash equivalents, beginning of
  Period                                                            5,461,235             4,096,141
                                                              ---------------       ---------------

Cash and cash equivalents, end of period                      $       615,549               277,859
                                                              ===============       ===============

See accompanying notes to condensed consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

           As of September 30, 1999 and for each of the three month periods and nine month periods ended September 30, 1999 and 1998

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

(2)  Fixed Assets

                                                             September 30,        December 31,
                                                                 1999                 1998
                                                            ---------------      --------------
     Mining property:
       Caerwinning deposit, at cost                         $       515,235             534,868
     Less accumulated amortization                                  (50,102)            (13,392)
                                                            ---------------      --------------

                                                                    465,133             521,476
                                                            ---------------      --------------

     Mining properties under development:
       Grasdrif deposit                                           1,561,453           1,220,197
                                                            ---------------      --------------

     Mining equipment, at cost                                    5,003,200           3,123,268
       Less accumulated depreciation                               (553,239)           (290,883)
                                                            ---------------      --------------

                                                                  4,449,961           2,832,385
                                                            ---------------      --------------

     Office equipment, at cost                                       62,111              57,880
     Less accumulated depreciation                                  (43,151)            (28,173)
                                                            ---------------      --------------

                                                                     18,960              29,707
                                                            ---------------      --------------

                                                            $     6,495,507           4,603,765
                                                            ===============      ==============

(3)  Production and Exploration expenses:
     Production expenses are net of diamonds recovered of $23,520 and $38,942 for the three months ending September 30, 1999 and the nine months ending September 30, 1999, respectively. Exploration expenses are net of diamonds recovered of $28,688 and $15,343 for the three months ending September 30, 1999 and the nine months ending September 30, 1999, respectively.

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

     To date, the Company's activities have included the investigation and acquisition of mining property interests, exploratory work, site establishment and purchase and operation of mining plant and equipment. During the nine months ended September 30, 1999, the Company purchased mining plant and equipment for and incurred site establishment costs for the development of the upper terrace at the Grasdrif Deposit in the amount of $707,671. In addition, the Company invested $1,469,715 in the first nine months on the purchase of mining plant and equipment and purchase and erection of a wet primary recovery plant at the Caerwinning Deposit to increase tonnage processed and improve recovery. The wet plant was placed into production during the current quarter.

Results of Operations
---------------------

     The production expenses were incurred at the Caerwinning Deposit, which commenced production in September 1998. Due to higher than normal rainfall in the area, run off from the irrigation lands, as well as a higher than normal water table, wet ore from the T2 terrace had to be processed by the primary recovery plant, which was designed as a dry primary recovery plant. This caused a drop in tonnes processed as well as in the recovery rate of diamonds. The Company erected a wet recovery plant at this mine, which commenced production during the current quarter, resulting in a marked improvement. Diamonds totaling 664.82 carats were sold for $340,095 during September 1999 at an average price per carat of $511.56, 2.3% over the budget of $500 per carat.

     The exploration expenses, incurred at the Grasdrif Deposit, were $190,753, net of diamonds recovered of $28,688 for the three months ended September 30, 1999 and $376,148, net of diamonds recovered of $15,343 for the nine months ended September 30, 1999. Production will only commence if the exploration yields positive results. The lower terrace at the Grasdrif Deposit contains 77 million tonnes of gravel of which the Company has bulk sampled 115,800 tonnes through September 30, 1999, which represents about 0.15% of the deposit. Between August 1998 and March 1999 the grade was disappointing. During the previous quarter, however, the grade had improved significantly. The entire run-of-mine production, consisting of 57 diamonds with a total weight of 142.47 carats, was sold for $103,584 during July 1999. This equates to an average price of $727.06 per carat, 16% over the budget of $625 per carat. A dense media separation plant was commissioned on the upper terrace to conduct trial mining of this terrace during the third quarter of 1999.

     The option to prospect for diamonds at the Montrose Kimberlite Pipe was extended for another year during September 1999 to October 1999.

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

     The Company's mining properties, mining properties under development and mining equipment are all situated in the Republic of South Africa, where the currency is the Rand. At December 31, 1998 the rate was Rand 5.865 to US$1 and at September 30, 1999, the rate was Rand 6.1057 to US$1. The revaluation of the Company's property and equipment caused most of the positive foreign currency translation adjustment of $6,681 for the three months ended September 30, 1999. At November 12 1999, the rate was Rand 6.2483 to US$1.

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

     Even though the Company has net current assets at September 30, 1999 amounting to $555,313, the Company believes that it requires, at minimum, additional working capital of $3,000,000 to satisfy its working capital requirements for the next 12 months, including the capital that will be required to conduct the bulk sample at the Montrose Kimberlite Pipe. Should only one of the following events occur, additional working capital would be needed in the next 12 months.

These events are:

          (a) that the Caerwinning Deposit has negative cash flow from operations;
          (b) the bulk sample at the Grasdrif Deposit does not identify a profitable area of diamondiferous grade of gravel to mine and profitable mining operations do not commence; or
          (c) the mining on the Upper Terrace at Grasdrif results in an operating loss.

     The Company is in discussions with bankers to obtain financing secured by new mining and earthmoving equipment, held free and clear, with a net book value at September 30, 1999 of $4,449,961. However, there is no assurance that the Company will be able to raise the additional capital it requires through the equipment refinancing or otherwise. In the event that the Company is unable to raise the working capital it needs, it will focus its efforts on the profitable activities that its resources can support at that time.

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

                                    Global Diamond Resources, Inc.
                                    (Registrant)


Dated:  November 18, 1999           By:  /s/ JOHANN DE VILLIERS
                                       ------------------------
                                       Johann de Villiers,
                                       Chief Executive Officer
                                        and Chief Financial Officer