Form 10KSB
period 1999-12-31
GLOBAL DIAMOND RESOURCES INC
filed 2000-04-20
CIK 1003076

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to ___________________

Commission file number 0-21635


                        Global Diamond Resources, Inc.
                (Name of Small Business Issuer in its charter)


             Nevada                                        33-0213535

--------------------------------------       ---------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)


     836 Prospect Street, Suite 2B                         92037
         La Jolla, California
--------------------------------------       ---------------------------------
(Address of principal executive offices)                 (Zip Code)


         Issuer's telephone number, including area code (858) 459-1928
                                                        --------------

Securities to be registered under Section 12(b) of the Act:

     Title of each class                       Name of each exchange on which
     to be so registered                       each class is to be registered


             None                                            N/A
 --------------------------------------       ---------------------------------


Securities to be registered under Section 12(g) of the Act:

                        Common Stock, $.0005 par value

--------------------------------------------------------------------------------
                               (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X   No
              ---     ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The market value of the voting stock held by non-affiliates of the registrant as of March 27, 2000 was approximately $7,673,000.

The number of shares of the Common Stock outstanding as of March 27, 2000 was 47,284,678.

                 Documents incorporated by reference:   None.

Part I

Item 1.  Description of Business.


Business Development
--------------------


     Certain mining and geological terms used below are defined in the section "Glossary," below. The Company has entered into certain financial commitments payable in Rand, the unit of currency of the Republic of South Africa. All Rand based amounts are designated by the symbol R. As of March 27, 2000, the Rand-Dollar exchange rate was 6.47 Rand to one U.S. Dollar. Unless otherwise indicated, all share information contained in this report has been adjusted to give effect for a two for one split of the outstanding shares of Common Stock effected on December 19, 1997.


     Global Diamond Resources, Inc., a Nevada corporation ("Company"), was formed under the laws of the State of Nevada on January 7, 1987. The Company is engaged in diamond mining and exploration through its wholly owned subsidiary Global Diamond Resources (SA) (Pty) Limited, a South African corporation.

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

     Unless the context otherwise requires, all references to the Company include its wholly-owned subsidiaries, Global Diamond Resources Inc., a British Columbia corporation, Global Diamond Resources (SA) (Pty) Limited, a South African corporation, Global Diamond Resources International Limited, a British Virgin Islands corporation, and Nabas Diamonds (Pty) Limited, a South African corporation. The Company's executive offices are located at 836 Prospect Street, Suite 2B, La Jolla, California 92037; Telephone (858) 459-1928.

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

     Diamond exploration

     Diamond exploration typically begins with aerial photography, surface sampling and magnetic surveys for purposes of locating indicator minerals or geophysical anomalies, which may indicate the presence of kimberlite or an alluvial deposit. In the event a pipe is located, follow-up sampling is conducted to determine if it is diamondiferous. If the pipe is determined to be diamondiferous, bulk sampling is then conducted to evaluate the value of the diamonds present and the grade of the prospect and thereby establishing proven or probable reserves.

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

     Recovery

     Each recovery plant consists of screens and associated separators that employ water, agitation, gravity and centrifugal force as a primary method to separate the heavier diamondiferous concentrate from the lighter tailings. The two methods employed are rotary pans and dense media separation (DMS). Both methods are well tried, the only difference being that pans are much cheaper to construct and operate, however a DMS can be monitored electronically.

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


Adit                     The main horizontal or near-horizontal underground
----                     opening, with single access to the surface, through
                         which a kimberlite pipe is mined and the ore is excavated.

Alluvial Deposit         A mass of gravel, sand or similar material resulting
----------------         from the crumbling and erosion of solid rocks. In the
                         sense that it is used here, it also implied an association with precious minerals such as diamond. A deposit of alluvium (deposits made by water) is made by a stream where it runs out onto a level plain or meets a slower stream.

Bedrock                  The solid or weathered rock underlying mineral-bearing
-------                  gravel, sand clay, etc. and upon which alluvial
                         deposits rest.

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

Carat                    A unit of weight used for precious stones equal to 200
-----                    milligrams or 0.2 grams.

Concentrate              That fraction of the processed ore which contains all
-----------              or the largest portion of the economic mineral to be
                         recovered. In the case of alluvial deposits, approximately 0.5-1.5% of the ore reports as concentrate from the primary recovery process. Of this a further 0.1-0.5% reports as concentrate from the electronic sorters.

Diamondiferous           Containing diamonds.
--------------

Geophysical Surveys      Measuring and recording any geophysical properties over
-------------------      a specific area, e.g., gravity, magnetics, electrical
                         conductivity, acoustical velocities (seismics), etc., utilizing instruments on land, water or airborne.

Grade                    The number of carats (weight) in a physical unit of
-----                    ore, normally in carats per 100 tonnes.

Gravel                   A comprehensive term applied to the water-worn mass of
------                   broken down rocks making up an alluvial deposit.
                         Alluvial gravels are sometimes arbitrarily described in terms of size as "pebble," "cobble" or "boulder" gravel.

Hectares                 Unit of measurement of surface area. One hectare
--------                 approximates 2.47 acres.


Kimberlite               One of two primary types of diamond-bearing rock and
----------               the most common, often characterized by a more or less
                         vertically orientated carrot-shaped structure referred to as a kimberlite "pipe."

Magnetic Surveys         Measuring the magnetic variations in the earth's
----------------         magnetic field caused by the variations in the magnetic
                         properties of different rocks in the earth's crust with an instrument known as a magnetometer either as ground-based or mounted within or by towed an aircraft. Useful in detecting kimberlite bodies due to the presence of magnetite and/or ilmenite.

Mineralogy               The science dealing with inorganic, solid, homogeneous,
----------               crystalline, chemical elements or compounds (minerals),
                         their crystallography, physical and chemical properties, classifications and distinguishing characteristics.

Mining                   The activity, occupation, and industry concerned with
------                   the large-scale extraction of minerals and includes
                         both surface and underground excavations. The making of any excavation for the purpose of recovering diamonds in commercial quantities. Of primary importance in the Republic of South Africa where mining laws draw a distinction between "mining" and "prospecting." See
                         "Prospecting."

Ore                      A body of rock or sediment containing a mineral that
---                      has sufficient utility and value to be extracted at a
                         profit. See "Reserves."

Petrology                The science that deals with the origin, history,
---------                occurrence, structure, chemical and mineralogical
                         composition and classification.

Probable Reserves        Reserves for which quantity and grade and/or quality
-----------------        are computed from information similar to that used for
 (Indicated Resource)    proven reserves, but the sites for inspection,
                         sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. See "Reserves" and "Proven
                         Reserves."

Prospecting              Searching for minerals (including diamond) by any means
-----------              such as geophysical, drilling and pilot plant recovery
                         methods, but does not include "mining" (i.e., excavation for purposes of recovering diamonds in commercial amounts). See "Mining."

Proven Reserves          Reserves for which (a) the quantity is computed from
---------------          dimensions which can be measured from outcrops,
 (Measured Resource)     trenches, workings or drill holes. Certain grades
                         and/or qualities computed from the results of detailed sampling, can be allocated to the quantity thus delineated and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of the reserves are well-established. See "Reserves" and "Proven Reserves."

Reserves                 That part of a total mineral deposit (resource) that
--------                 can be economically and legally processed or produced
                         from at the time of the reserve determination. Reserves are customarily stated in terms of "ore."

Stripping Ratio          The overburden that must be removed to gain access to
---------------          an amount of ore. Expressed as a ratio in meters or
                         tonnes of overburden: one meter or tone of ore. The standard in this Company is to use a m:m ratio.

Tailings                 The washed material that issues from a recovery plant
--------                 after the economic portion of the ore has been removed
                         as a concentrate.

     The Grasdrif Deposit

     Property Rights. The Company holds a prospecting permit for the Grasdrif Deposit through its wholly-owned subsidiary company (Nabas Diamonds (Pty) Ltd.). The prospecting permit expires on August 4, 2003. The Company will apply for a mining permit when the level of activities warrant such an application. In terms of the prospecting permit, the Company is required to pay a surface rental amounting to R5,200 ($804 as of March 27, 2000) per annum, and a royalty in the amount of 5% of the gross selling price of the production from the deposit. The Company is in the process of delineating ore reserves on these extensive deposits with the view of applying for a mining permit.

     Geography. The Grasdrif deposit is an alluvial diamond deposit located on the inner bank of the Orange River in the Northern Cape Province.

     Geology. The Grasdrif Deposit is an alluvial gravel deposit situated on a bedrock of shale and greywacke of the Dwyka formation. The gravels of the Grasdrif Deposit have been preserved at three distinct elevations, all of which seem to have been deposited on the inner bank of the Paleo and present Orange River. The upper terrace (elevation 215 meters above sea level) seems to have been deposited as a point bar of a channel incising to the west, while all other terraces are associated with a gradual eastward migration of the channels towards its present position.

     Reserves. Based upon the results derived from a 10,000 meter drilling program completed by the Company in 1997, ongoing second phase drilling and bulk sampling, as well as the results of previous exploration programs on the property conducted during the early 1980's, the Company estimates that the deposit contains approximately 80 million tonnes of diamondiferous gravel.

     Mining Activities. The Company has completed site establishment at Grasdrif, including roads, power, housing and water reticulation, erection of a primary and final recovery plant on the lower terrace, and a primary recovery plant on the upper terrace. Bulk sampling operations on the lower terrace commenced during in the last quarter of 1998 and trial mining on the upper terrace during the last quarter of 1999

     See "Item 6. Management's Discussion and Analysis or Plan of Operations" for a discussion of the results of operations and capital requirements of the Grasdrif Deposit.

     The Caerwinning Deposit

     Property Rights. The Company has acquired the exclusive rights to conduct mining operations at Caerwinning , a 2,333 hectare alluvial deposit located in the Northern Province of the Republic of South Africa. Pursuant to the mineral lease, the Company has an initial 10-year right to mine at the Caerwinning deposit, expiring March 31, 2008 (with a 10 year renewal option). In terms of the mineral lease, the Company is required to pay the government a 5% royalty of the gross selling price of the monthly production from the deposit, with a minimum payment of R50,000 per year.

     Geography. The Caerwinning Deposit is an alluvial deposit situated in the Griqualand area of the Northern Cape province, approximately 70 kilometers west of Kimberley. It borders to the east along the Vaal River, approximately 20 kilometers downstream of the confluence of the Vaal and Hart Rivers. Ingress to and egress from the Caerwinning property is available by way of public paved and gravel roads. The property is serviced by the state electric utility.

     Geology. The gravel of the Caerwinning deposit is underlain by quartzite and shale of the Schmidtsdrift formation of the Transvaal Sequence, as well as carboniferous shale and tillite of the Dwyka Formation of the Karoo Sequence. Rock types of both sequences found on the deposit are horizontally or near horizontally bedded, and are not conducive to pothole formation. Outcrops of rocks of the Transvaal Sequence occur along the western and southern boundaries of the deposit. Rock types belonging to the Dwyka formation do not outcrop and were only found in drill holes and excavations. The gravel occurs in three distinct terraces, of which the oldest is the furthest removed from the present riverbed. The terraces are named T1, T2 and T3 with T1 being the oldest. Secondary calcification is rather extensive in the oldest terraces but negligible in the later and recent deposits.

The gravel of both terraces mainly consist of cobble and pebble sized clasts in a sandy matrix. Boulder sized particles are extremely rare except where local tributaries have introduced large, more or less angular boulders into the mainstream deposits.

     Reserves. The Company has completed a drilling program covering the entire T1 terrace east of the main road and T2 terraces. The results of this drilling program indicate that the T1 terrace contains 21.5 million tonnes of gravel and the area drilled on the T2 terrace contains 1.15 million tonnes of diamondiferous gravel. During 1999, a drilling program was conducted on the T1 terrace to the west of the main road. The results of this program still needs to be interpreted further but preliminary indications are that the T1 gravel extends into this area. Mr. Pieter Van Wyk, Director of Mining and Exploration of the Company, recovered 3,685 carats from 344,400 tonnes of ore for an average grade of 1.07 carats per hundred tonnes between 1989 and 1994. Diamonds thus produced were sold for an average price of $488 per carat.

     Mining Plan. The Company commenced production at the T2 terrace at Caerwinning when it commissioned the primary and final recovery plant on site in the last quarter of 1998. The Company commissioned an additional diamond recovery plant at Caerwinning during the last quarter of 1999. The combined capacity of the recovery plants now amounts to 240 tonnes per hour.

     See "Item 6. Management's Discussion and Analysis or Plan of Operations" for a discussion of the results of operations and capital requirements of the Caerwinning Deposit.

     The Montrose Kimberlite Pipe

     Property Rights. The Company has the exclusive prospecting rights and an option to purchase a farm in the Gauteng Province in the Republic of South Africa, which includes a mining prospect known as the Montrose No. 3 (referred to herein as the "Montrose Pipe"). Pursuant to a Notarial Prospecting Contract between Maria Anna Gobey and the Company's wholly-owned subsidiary (Global Diamond Resources (SA) (Pty) Limited), the Company has acquired the exclusive rights to prospect on the property until October 10, 2000 in consideration of the Company's payment of R60,000 ($7,900 at September 10, 1999) and 10% of the value of all diamonds recovered by the Company during the prospecting period. The Company also has the exclusive option until October 10, 2000 to purchase the farm for a purchase price of $600,000. The Company is in the process of applying for an extension of the prospecting permit, which includes the preparation of an Environmental Management Program Report (EMPR) for the submission to the local government. Upon acceptance of the report, the prospecting permit will be issued

     Geography. The Montrose Pipe lies 500 meters north of Rayton and 30 km east of Pretoria in the Gauteng Province. The area forms part of the temperate eastern plateau and has an average elevation of 1,500 meters, with warm summers and cool winters. Annual rainfall during the summer months averages 785 millimeters and year round mining is undertaken in the vicinity. The region is accessible by the N4 Freeway and the Transnet Railway. Ingress to and egress from the Montrose property is available by way of public paved and gravel roads. The property is serviced by the state electric utility and water for mining purposes is available from the Bronkhorstspruit Dam, 20 kilometers to the east.

     Geology. The Montrose Pipe is intruded into the upper part of the Rayton Formation, Pretoria Group. The area is underlain by a north-east striking succession of quartzite, shale and subgraywacke of Precambrian age. The Pretoria Group has been intruded by a number of kimberlite pipes and to a lesser extent by kimberlite fissures, the latter striking mainly east-west. A total of ten kimberlite bodies are known to exist around Rayton, six of which, the Montrose No. 1, Montrose No. 2, Montrose No. 3, Schuller-Kaalfontein, National and Annex, have been prospected and exploited to a limited extent in the past.

     Reserves. The results derived from a geophysical survey, a drilling program, as well as a large diameter drilling program completed in April of 1998 indicate the existence of a kimberlite pipe with a surface area of approximately
1.25 hectares as well as a 12m wide fissure on the southeastern boundary of the farm. A sample of 28 mainly gem quality macro diamonds obtained from the drill samples indicate that the diamonds are distributed throughout the pipes at all levels. The Company estimates that the pipe may contain in excess of 9 million tonnes of kimberlite ore to a depth of 400 meters.

     See "Item 6. Management's Discussion and Analysis or Plan of Operations" for a discussion of the results of operations and capital requirements of the Montrose Pipe.

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

     Regulation

     The Company's mining and prospecting operations in the Republic of South Africa and elsewhere are subject to various government regulations governing the protection of the environment, prospecting, production, labor standards and mine safety. Failure to comply with applicable laws and regulations may result in orders being issued that may cause operations to cease or be curtailed, require the installation of additional equipment and possibly the loss of mining rights. Existing and future legislation and regulations could also cause restrictions and delays in the development of the Company's properties and additional expense and capital expenditures. The Company believes it is in substantial compliance with all material laws and regulations applicable to it and its operations.

     The Company's mining operations are also subject to governmental regulations regarding environmental considerations, including regulations relating to air quality standards, pollution of stream and fresh water sources and rehabilitation. The Company may be required to prepare and present to governmental authorities data pertaining to the effect or impact that any proposed exploration or mining may have upon the environment. As well, the Company will be responsible for rehabilitation costs. The Company currently engages in ongoing rehabilitation as well as providing funds, on an annual basis, for final mine closure rehabilitation. Rehabilitation requirements may vary depending on the location and the nature of the mining operations, however, they are similar in that they aim to minimize long term effects of exploration and mining disturbance by requiring the operating company to control possible deleterious effluents and to re-establish to some degree predisturbance landforms and vegetation. The Company does not consider the existing environmental regulations in the Republic of South Africa to represent a material cost or burden on the Company's proposed mining operations. However, new environmental legislation has been tabled, and other legislation has been passed which places significantly more emphasis on the protection of the environment and, as a consequence, more closely regulates the Company's mining operations. Such legislation, together with legislation which may be tabled in future, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to the Company, and may cause delays, interruptions or a termination of operations, the extent of which, at present, cannot be predicted with certainty.

     Mining rights in the Republic of South Africa are governed by the Minerals Act No. 50 of 1991. Pursuant to the Minerals Act, the right to prospect or mine is dealt with in terms of the common law, which entitles the holder of the right to minerals on land to prospect for and mine the minerals concerned. This common law right is, however, made subject to the provisions of the Minerals Act, which state that no common law right to prospect or mine minerals may be exercised unless the prescribed statutory authorization has been obtained in the form of a permit to prospect or an authorization to mine. A prerequisite for the granting of the authorization is that the applicant must be the holder of the common law right to the minerals. Pursuant to cessions from the holders of the common law mineral rights, the Company has obtained government authorization to prospect the Grasdrif Deposit and mine the Caerwinning Deposit. The Company has applied for the necessary authorization to bulk sample the Montrose Kimberlite pipe. The Company believes it will be granted the necessary authorization to mine the Grasdrif Deposit and the Montrose Kimberlite Pipe in a timely manner.

Employees

     The Company employs 129 persons, including 3 management level employees in the U.S. and 5 managers and 121 other employees in the Republic of South Africa. None of the Company's employees are unionized or otherwise subject to a collective bargaining agreement and the Company believes that its relationship with its employees is excellent.

Item 2.  Description of Property.

     The Company's executive offices are located in La Jolla, California and consist of approximately 599 square feet of leased premises. The Company's lease for these premises expires on March 31, 2002 and provides for monthly rent of $1,411. The Company leases approximately 750 square feet of office space in Somerset West from a director of the Company for R1800 ($278 as of March 27, 2000) per month with no expiration. The Company also leases approximately 260 square feet in the SA Diamond Center in Johannesburg, South Africa. The lease provides for monthly rental of R1496 ($231 as of March 27, 2000) and expires on February 28, 2003. The Company purchased a property in August 1998 in Delportshoop, South Africa which is near the Caerwinning Deposit, by issuing 151,171 shares of Common Stock. The property, which consists of an office and employees and visitors housing totaling 5,880 square feet is used for the Caerwinning Deposit. See "Item 1. Business and Properties - The Caerwinning Deposit; The Montrose Kimberlite Pipe; and The Grasdrif Deposit" for a description of the Company's mining properties.

Item 3.  Legal Proceedings.

     In July 1999, the Company and its Chairman, Johann de Villiers, were named as defendants in an action Mr. Abu Bakr Bin Ali Al-Akhdar Mood brought in the United States District Court for the Southern District of California. Mr. Abu Bakr is a former director of the Company. In that action, Mr. Abu Bakr alleges that he acted as a finder in connection with the sale of a total of $6,000,000 of the Company's common stock to two private investors and that in connection with that offering, he was entitled to a finders' fee equal to approximately 28% of the gross proceeds. Mr. Abu Bakr alleges that the Company and Mr. de Villiers fraudulently forced Mr. Abu Bakr to participate in a binding arbitration regarding his finders' fees and that as a result of this arbitration, he was forced to return the finders' fee and resign from his position with his then current employer. Mr. Abu Bakr has alleged causes of action for breach of contract, unjust enrichment, fraud, misrepresentation and duress. Mr. Abu Bakr also alleges interference with and breach of his employment contract with his then current employer. Mr. Abu Bakr seeks compensatory and punitive damages in an unspecified amount.

     In August 1999, the Company and Mr. de Villiers filed an answer to Mr. Abu Bakr's complaint in which they denied all of the allegations contained therein. The Company believes that the allegations of Mr. Abu Bakr are frivolous and, accordingly, the Company intends to vigorously defend this case.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to the security holders of the Company during the fiscal year 1999.


Part II

Item 5.  Market for Common Equity and Related Shareholder Matters.

     The Company's Common Stock has been listed on the OTC Bulletin Board under the symbol "GDRS" since August 12, 1996. During the twelve months ended December 31, 1999 and December 31, 1998, the high and low closing sale prices were $.3906 and $.0938 and $.5625 and $.1094, respectively. The Company considers its Common Stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of February 18, 2000, there were approximately 131 record holders and 443 beneficial holders of the Company's Common Stock.

     The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

     During the fiscal year ended December 31, 1999, there were no sales of common stock. In August 1999, the Company granted 100,000 common stock options to an employee of the Company. The options are exercisable at $.25 per share with 25,000 exercisable at any time, 25,000 after February 1, 2000, 25,000 after August 1, 2000 and 25,000 after August 1, 2001. The options expire August 1, 2009 or 60 days after termination of service, whichever occurs first. In addition, the Company granted 166,641 in common stock options in exchange for accounting services, exercisable at $0.01 and expiring December 31, 2004.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Background

     The Company is engaged in diamond exploration and mining. The Company has acquired the rights to two mining properties, the Grasdrif
 Deposit and the Caerwinning Deposit, and owns an option to purchase a third mining property, the Montrose kimberlite pipe, all of which are located in the Republic of South Africa.

     To date, the companies' activities have included the investigation and acquisition of mining property interests, exploratory work, site establishment and the purchase and operation of mining plant and equipment in the process of development as well as full-scale mining operations at its properties. During the year ended December 31, 1999, the Company purchased mining plant and equipment amounting to $843,746 and $1,481,255 at the Grasdrif and Caerwinning Deposits, respectively. Additionally, the Company incurred mine development costs at the Grasdrif Deposit for the Upper and Lower Terraces, net of diamonds recovered, amounting to approximately $380,000.

Results of Operations

Caerwinning

     The Company's principal mining activities are conducted at its Caerwinning property, which commenced production in September of 1998. During 1999 a new primary diamond recovery plant capable of treating 160 tons of mine gravel per hour was erected and commissioned in the fourth quarter of 1999. The new plant has the capacity to treat wet ore that was encountered in the area as a result of the higher-than-normal rainfall and drainage from irrigation lands. During the fourth quarter, initial commissioning problems relating to this plant resulted in targets for tonnage not being met. These problems were rectified by the end of 1999. During 1999, 186,487 tons of diamondiferous gravel was treated at Caerwinning. [1998, 37,046 tons]. Treatment of these tons yielded 1,079.81 carats of large, high-quality gemstone diamonds. [1998, 218.95 carats]. The value of this production amounts to $457,235 or $423 per carat. [1998 $87,335 or $398 per carat]. The lower-than-expected grade for the period under review resulted from production problems in the treatment of wet gravel. These production problems were corrected in December of 1999, resulting in a marked improvement in the grade. During 1999, the Caerwinning Deposit incurred an operating loss amounting to $479,230.

Grasdrif

       Development activities continued at the Grasdrif Deposit during 1999. On the Lower Terrace, 91,125 tons of diamondiferous gravel was treated. [1998 68,198 tons]. The treatment of these tons yielded 158.25 carats for a grade of
0.17 carats per hundred tons. [1998 54.43 carats yielding a grade of 0.08 carats per hundred tons]. Although the recovery from this gravel is significantly lower than expected, the average size and value of the recovered diamonds far exceed expectations. The average size of diamonds produced on the Lower Terrace for 1999 amounted to 3.04 carats per stone, valued at $1,272 per carat. [1998 2.59 carats per stone valued at $438 per carat]. Trial mining commenced during the last quarter on the Upper Terrace, and 25,949 tons of diamondiferous gravel was treated, yielding 37 stones with a mass of 96.52 carats at an average grade of
0.37 carats per hundred tons and average size of 2.61 carats per stone, valued at $732 per carat. The grade is lower than expected, and is a result of the upper layer of gravel being treated on a very small scale. During the first quarter of 2000, development activities on both the Upper and Lower Terrace continued, with results in the same order of magnitude as that of 1999 being achieved. The treatment of a total of 263,566 tons of diamondiferous gravel since commencement of operations in 1998 through the first quarter of 2000 at the Grasdrif Deposit amounted to 0.33% of the entire reserve. Mine development costs for the Upper and Lower Terraces of the Grasdrif Deposit for 1999 amounted to R2,359,787. [1998 R4,502,541].

Montrose

     During 1999 the Company completed its interpretation of the results of its large diameter drilling program conducted during 1998. The conclusion was that diamonds, mainly gemstones, were found across the pipe at various levels. It was therefore decided to begin preparations for a 5,000 ton bulk sample of the pipe with the purpose of determining the actual grade of the deposit and the value per carat of the diamonds. This information is required to complete a feasibility study on the production potential of the Montrose Pipe. The Company is in the process of completing its Environmental Management Program Report
(EMPR) for the bulk sample. During 2000 it is expected that the EMPR for the bulk sample will be approved by the authorities and a permit will be received to conduct the bulk sample. It is also expected that the option to acquire the property will have to be extended to allow for the completion of the bulk sample during 2001.

Currency Consideration

     The Company's mining properties, mining properties under development, and mining equipment are all situated in the Republic of South Africa, where the currency is the Rand. The re-evaluation of the Company's property and equipment to reflect the average Rand/US$ exchange rate of $6.25 caused most of the foreign currency translation adjustment of $337,726 for the year ending December 31, 1999.

Liquidity and Capital Resources

     The Company has financed its activities to date through the sale of its equity and securities as well as short-term loan facilities. In each of 1997 and 1998 the Company raised $6 million through the issue of equity and debt securities. These funds were essentially used to establish production facilities at the Company's Caerwinning and Grasdrif properties. The Company now has the ability to treat 1.5 million tonnes of gravel per year.

     The Company believes that it requires, at minimum, additional working capital of approximately $500,000 to satisfy its working capital requirements for the next 12 months. Should any of the following events occur, additional working capital may be needed during the next 12 months. The events are:

a)  that the Caerwinning Deposit has negative cash flow from operations;
b) the trial mining on the Upper Terrace at the Grasdrif property results in an operating loss or negative cash flow.

     During the first quarter of 2000, the Company completed a private placement of securities, raising $409,200 through the issuance of 2,046,000 shares of common stock and warrants to purchase an additional 2,046,000 shares of common stock at $.20. Additionally, 1,154,980 warrants to purchase common stock at $.25 per share expired on March 30, 2000.

     The Company's belief concerning its working capital requirements are based on certain assumptions concerning, among other things, the estimated grade of its processed ore, average price per carat, scale of mining operations, Rand-U.S. dollar exchange rate, and cost of production. If any of these assumptions prove incorrect, the Company may require further additional capital. Any such additional financing may require an additional pledge or mortgage of the Company's properties and/or any production therefrom. There is, of course, no assurance that satisfactory financing could be obtained. In addition to financing individual and available projects, the Company may also borrow funds from time to time for working capital and other general corporate purposes.

Forward-Looking Statements

     This report contains various forward-looking statements that are based on the Company's belief as well as assumptions made by and information currently available to the Company. When used in this report, the words `believe', `expect', `anticipate', `estimate', and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, that the Company only recently commenced mining operations at the Caerwinning Property, has not engaged in commercial mining operations at the Grasdrif Property, mining risks in general, political risks associated with the Company's operations in the Republic of South Africa, general economic conditions, currency fluctuations, and estimates of costs of production. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

Item 7.  Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

     Independent Auditors' Report...................................  13
     Consolidated Balance Sheets at December 31, 1999 and 1998......  14
     Consolidated Statements of Operations for the years
       ended December 31, 1999, 1998 and 1997.......................  15
     Consolidated Statements of Stockholders' Equity
       for the years ended December 31, 1999, 1998 and 1997.........  16
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997.............................  17
     Notes to Consolidated Financial Statements.....................  19

The consolidated financial statements of Global Diamond Resources, Inc. and its subsidiaries as of and for the fiscal year ended December 31, 1999 included in this report are unaudited. Management has engaged independent public accountants to audit the 1999 fiscal year financials and expects the audit will be concluded within 30 days, at which time this report will be amended to include the audited financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1999 and 1998

                                                                                   1999                    1998
                                                                                (Unaudited)
                                                                            ------------------      ------------------
                                   Assets
Current assets:
  Cash and cash equivalents                                                 $          182,100               5,461,235
  Accounts receivable:
    Trade                                                                                9,619                  25,478
                                                                                                                25,000
  Inventory                                                                             46,650                  57,016
                                                                            ------------------      ------------------

                                                                                       238,369               5,568,729

Fixed assets, net                                                                    6,237,804               4,603,765
                                                                            ------------------      ------------------


                                                                            $        6,476,173              10,172,494
                                                                            ==================      ==================

                                   Liabilities

Current liabilities:
  Accounts payable and accrued liabilities                                  $          397,433                 772,237
  Current portion of long-term debt                                                         --                 187,497
  Note payable to director                                                             222,453                      --
                                                                            ------------------      ------------------

                                                                                       619,886                 959,734
                                                                            ------------------      ------------------

Long-term debt, less current portion                                                 3,000,000               3,000,000
                                                                            ------------------      ------------------

                                   Stockholders' Equity

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    no shares issued and outstanding                                                        --                      --
  Common stock, $0.0005 par value, 100,000,000 shares authorized,
   45,600,678 and 45,600,678 shares issued and outstanding,
   respectively                                                                         22,800                  22,800
  Additional paid-in capital                                                        13,457,899              13,457,899
  Accumulated deficit                                                               (9,451,705)             (6,432,958)
  Accumulated other comprehensive income
    Foreign currency translation adjustment                                         (1,172,707)               (834,981)
                                                                            ------------------      ------------------

                                                                                     2,856,287               6,212,760
                                                                            ------------------      ------------------

                                                                            $        6,476,173              10,172,494
                                                                            ==================      ==================

Commitments and contingencies (Note 13)

See accompanying notes to consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
             For the years ended December 31, 1999, 1998 and 1997

                                                                 1999                    1998                    1997
                                                              (Unaudited)
                                                         ------------------      ------------------      ------------------
Diamond Sales                                                       741,043                      --                      --

Other Income:                                                                                                            --
  Interest income                                        $           84,842                  69,045                  17,990

Production Expenses                                                 966,968                 122,209                      --

Exploration Expenses                                                682.347                 323,048                 399,931

Sales Expenses:
  Royalty                                                            62,060                      --                      --

Other Expenses:
  Business development                                                4,772                 145,321                  64,529
  Site investigation, option costs and
    project costs written off                                            --                      --                  11,234
  Consulting fees                                                    19,428                 138,701                 444,248
  Depreciation                                                       11,785                  10,952                  43,013
  Foreign exchange transaction loss                                   4,330                   6,778                      --
  Interest                                                          452,176                 400,917                  15,333
  Legal and accounting                                              290,436                 339,626                 135,340
  Office and miscellaneous                                          211,412                 602,403                 125,843
  Political contributions                                             4,000                      --                      --
  Salaries and benefits                                             762,025                 645,380                 332,259
  Telephone                                                          68,657                  69,443                  25,706
  Travel                                                            303,163                 251,739                 108,884
                                                         ------------------      ------------------      ------------------

                                                                  2,132,184               2,611,260               1,306,389
                                                         ------------------      ------------------      ------------------

Operating loss                                                   (3,017,674)             (2,987,472)             (1,688,330)

Income tax expense                                                    1,073                     914                   1,780
                                                         ------------------      ------------------      ------------------

Net Loss                                                         (3,018,747)             (2,988,386)             (1,690,110)
    Other comprehensive income (loss) -
      Foreign currency translation adjustment                      (337,726)               (794,310)                (23,278)
                                                         ------------------      ------------------      ------------------

    Comprehensive loss                                           (3,356,473)             (3,782,696)             (1,713,388)
                                                         ==================      ==================      ==================

Basic and diluted loss per share                                       (.07)                   (.12)                   (.14)
                                                         ==================      ==================      ==================

See accompanying notes to consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

             For the years ended December 31, 1999, 1998 and 1997

                                                                                                            Foreign
                                                                                                            Currency      Total
                                    Preferred Stock       Common Stock      Additional Paid-  Accumulated  Translation Stockholders'
                                  ------------------ --------------------
                                   Shares   Amount    Shares *   Amount       in Capital       Deficit      Adjustment    Equity
                                  -------- --------  ---------- ---------  -----------------  -----------  ------------
Balance at December 31, 1996            --       --  11,000,108     5,500          2,199,234   (1,754,462)      (17,393)   432,879
Issue of shares for cash, net
  of issuance costs of $517,760         --       --   8,262,726     4,131          3,408,805           --            --  3,412,936
Issue of shares for warrants
  Exercised                             --       --   1,100,000       550            292,579           --            --    293,129
Issue of shares for services            --       --   1,310,000       655            417,387           --            --    418,042
Issue of shares for equipment           --       --   1,230,770       616            249,384           --            --    250,000
Issue of shares and warrants
  for mining rights                     --       --   1,000,000       500            388,250           --            --    388,750
Foreign currency translation            --       --          --        --                 --           --       (23,278)   (23,278)
  Adjustment
Net loss                                --       --          --        --                 --   (1,690,110)           -- (1,690,110)
                                  -------- --------  ---------- ---------  -----------------  -----------  ------------  ---------

Balance at December 31, 1997            --       --  23,903,604    11,952          6,955,639   (3,444,572)      (40,671) 3,482,348
Issue of shares for cash, net of
  issuance costs of $98,125             --       --  19,986,950     9,993          6,136,111           --            --  6,146,104
Issue of shares for warrants
  Exercised                             --       --     172,286        86             45,810           --            --     45,896
Issue of shares for services            --       --   1,386,667       693            222,640           --            --    223,333
Issue of warrants for services          --       --          --        --              5,701           --            --      5,701
Issue of shares and extension of
  warrants for mining properties        --       --     151,171        76             91,998           --            --     92,074
Foreign currency translation
  Adjustment                            --       --          --        --                 --           --      (794,310)  (794,310)
Net loss                                --       --          --        --                 --   (2,988,386)           -- (2,988,386)
                                  -------- --------  ---------- ---------  -----------------  -----------  ------------  ---------

Balance at December 31, 1998            -- $     --  45,600,678    22,800         13,457,899   (6,432,985)     (834,981) 6,212,760
Foreign currency translation
  Adjustment (Unaudited)                --       --          --        --                 --           --      (337,726)  (337,726)
Net loss (Unaudited)                    --       --          --        --                 --   (3,018,747)           -- (3,018,747)
                                  -------- --------  ---------- ---------  -----------------  -----------  ------------  ---------
Balance December 31, 1999
(Unaudited)                             --       --  45,600,678    22,800         13,457,899   (9,451,705)   (1,172,707) 2,856,287
                                  ======== ========  ========== =========  =================  ===========  ============  =========

_______________

See accompanying notes to consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

             For the years ended December 31, 1999, 1998 and 1997

                                                               1999                     1998                    1997
                                                            (Unaudited)
                                                         ------------------      -------------------      ------------------
Cash flows from operating activities:
  Net loss                                               $       (3,018,747)              (2,988,386)             (1,690,110)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                                  442,468                   61,261                  43,013
     Shares issued in consideration for  services                        --                  223,333                 418,042
     Issuance of warrants to non-employees                               --                    5,701                      --
     Decrease (increase) in accounts receivable -
      Trade                                                          15,859                   49,520                 (44,345)
      Officer                                                        25,000
     Decrease (increase) in inventory                                10,366                  (57,016)                 64,208
     Increase (decrease) in accounts payable
      and accrued liabilities                                      (562,301)                 723,347                 (22,368)
                                                         ------------------      -------------------      ------------------

  Net cash used in operating activities                          (3,087,355)              (1,982,240)             (1,231,560)
                                                         ------------------      -------------------      ------------------

Cash flows provided by financing activities:
  Net proceeds from issuance of common shares                            --                6,192,000               3,706,065
  Proceeds from long-term debt                                           --                1,400,000               1,900,000
  Repayment of long-term debt                                            --                 (127,503)                     --
  Proceeds from note payable to Director                            222,453                       --                      --
                                                         ------------------      -------------------      ------------------

   Net cash provided by financing activities                        222,453                7,464,497               5,606,065
                                                         ------------------      -------------------      ------------------

Cash flows used in investing activities:
  Additions to property and equipment                            (2,100,271)              (4,047,818)               (305,035)
  Deposits on equipment                                                  --                       --                (284,438)
                                                         ------------------      -------------------      ------------------

   Net cash used in investing activities                         (2,100,271)              (4,047,818)               (589,473)
                                                         ------------------      -------------------      ------------------

Effects of exchange rates on cash                                  (313,962)                 (69,345)                (23,278)
                                                         ------------------      -------------------      ------------------

Net increase (decrease) in cash and
  cash equivalents                                               (5,279,135)               1,365,094               3,761,754

Cash and cash equivalents, beginning of year                      5,461,235                4,096,141                 334,387
                                                         ------------------      -------------------      ------------------

Cash and cash equivalents, end of year                   $          182,100                5,461,235               4,096,141
                                                         ==================      ===================      ==================



See accompanying notes to consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

             For the years ended December 31, 1999, 1998 and 1997


Supplemental disclosure of noncash investing and financing transactions:

During the year ended December 31, 1999, the Company entered into an agreement whereby stock options will be issued for consulting services rendered. Total options due at December 31, 1999 amounted to 166,641.

During the year ended December 31, 1998, the Company purchased mine housing and administration offices for R380,000 ($61,980) by the issue of 151,171 shares of Common Stock and the extension of the expiration date of certain warrants, being the number of shares calculated based on the market value of the share and exchange rate on the date of purchase. The amount capitalized for the mine housing was based on market price on the date the shares were issued. The amount expensed for the extension of the expiration date of the common stock warrants was based on a change in value using the Black Scholes Method. During the year ended December 31, 1998, the Company issued 720,000 common shares to two unaffiliated parties and 666,667 common shares to an affiliated party. The shares were issued in consideration of investment banking services.




See accompanying notes to consolidated financial statements.

                GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

             As of December 31, 1999 and 1998, and for each of the
            years in the three-year period ended December 31, 1999


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

     The financial statements for the three years ended December 31, 1999 have been restated to reflect the change in accounting policy for comparative purposes.

     Cash Equivalents

     Cash equivalents include all highly liquid investments with an original maturity of three months or less.

     Foreign Exchange Translation

     The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each year-end. Statement of Operations are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in stockholders' equity.

     Inventory

     Inventory consists of diamonds ready for sale and are valued at the lower of cost or estimated net realizable value. Diamonds are ready for sale when they have been separated from the alluvials or broken ore, processed and are in a deliverable form. No value is ascribed to diamonds in the alluvials or in the broken ore. Also included in inventory is fuel, spare parts and rations.

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

     Effective January 1, 1998, the Company changed its method of accounting for exploration and related costs on unproven reserves from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the completion of a definitive feasibility study which establishes proven and probable reserves. Previously, the Company began capitalizing exploration costs upon the decision to develop a property, which for certain properties preceded the completion of a definitive feasibility study. The cumulative effect of this change calculated as of January 1, 1998, was $606,781, which amount was charged to operations in 1998 as the cumulative effect of a change in accounting principle. Adoption of this new accounting method increased the net loss by $929,829 in 1998. The financial statements for the three years ending December 31, 1999 were restated to allocate these costs to exploration costs for comparative purposes.

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

     Net loss per share for each period is computed based on the weighted-average number of common shares outstanding. The weighted-average shares outstanding for the years ended December 31, 1999, 1998 and 1997 were 45,600,678, 24,189,634 and 12,241,298 respectively. Common equivalent shares from stock options and warrants excluded from the computation because their effect is anti-dilutive for the years ended December 31, 1999, 1998 and 1997 were 10,866,621, 9,863,552 and 9,160,838, respectively.

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

     Comprehensive Income

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires that certain items of comprehension income other than net earnings or loss be reported in the financial statements. For the three years ended December 31, 1999, the Company's comprehensive income (loss) relates to foreign currency translation adjustments.

     Segment Reporting

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company's operations are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by various the mines. The Company's administrative headquarters is located in the United States of America.

(2)  Financial Results and Liquidity

     The Company's principal mining activities are conducted at its Caerwinning property, which commenced production in September of 1998. The Caerwinning Property incurred an operating loss for 1999 and 1998, respectively, amounting to $479,230 and $122,209. During 1999, a new primary diamond recovery plant capable of treating 160 tons of mine gravel per hour was erected and commissioned in the fourth quarter of 1999. During the years ending December 31, 1999 and 1998, respectively, 186,487 and 37,046 tons of diamondiferous gravel was treated at Caerwinning. Treatment of these tons yielded 1079.81 and 218.95 carats of large, high-quality gemstone diamonds during 1999 and 1998, respectively. The value of this production amounted to $457,235, or $423 per carat for the year ended December 31, 1999 and $87,335, or $398 per carat for the year ended December 31, 1998.

     Development activities continued at the Grasdrif Deposit during 1999. During the years ending December 31, 1999 and 1998, respectively, 91,125 and 68,198 tons of diamondiferous gravel was treated on the lower terrace. The treatment of these tons yielded 158.25 carats for a grade of 0.17 carats per hundred tons and 54.43 carats yielding a grade of 0.08 carats per hundred tons for 1999 and 1998, respectively. Although the recovery from this gravel is significantly lower than expected, the average size and value of the recovered diamonds far exceed expectations. The average size of diamonds produced on the Lower Terrace during 1999 amounted to 3.04 carats per stone, valued at $1,272 per carat and 2.59 carats per stone valued at $438 per carat during 1998. Trial mining commenced during the last quarter of 1999 on the Upper Terrace, and 25,949 tons of diamondiferous gravel was treated, yielding 37 stones with a mass of 96.52 carats at an average grade of 0.37 carats per hundred tons and average size of 2.61 carats per stone, valued at $732 per carat. The grade is lower than expected, and is a result of the upper layer of gravel being treated on a very small scale. The treatment of a total of 185,272 tons of diamondiferous gravel since commencement of operations in 1998 through December 31, 1999 at the Grasdrif

Deposit amounted to 0.23% of the entire reserve. During 1999 and 1998, respectively, the Company incurred development costs at the Grasdrif Deposit of approximately $379,998 and $632,824.

     The Company believes that it requires, at minimum, additional working capital of approximately $500,000 to satisfy its working capital requirements for the next 12 months. Should any of the following events occur, additional working capital may be needed during the next 12 months. The events are:
1.  that the Caerwinning Deposit has negative cash flow from operations;
2. the trial mining on the Upper Terrace at the Grasdrif property results in an operating loss or negative cash flow.

     During the first quarter of 2000, the Company completed a private placement of securities, raising $409,200 through the issuance of 2,046,000 shares of common stock and warrants to purchase an additional 2,046,000 shares of common stock.

     The Company's belief concerning its working capital requirements are based on certain assumptions concerning, among other things, the estimated grade of its processed ore, average price per carat, scale of mining operations, Rand-U.S. dollar exchange rate, and cost of production. If any of these assumptions prove incorrect, the Company may require further additional capital. Any such additional financing may require an additional pledge or mortgage of the Company's properties and/or any production therefrom. There is, of course, no assurance that satisfactory financing could be obtained. In addition to financing individual and available projects, the Company may also borrow funds from time to time for working capital and other general corporate purposes.

     There is no assurance that the Company will be able to raise the additional capital it requires through the equipment refinancing or otherwise. In the event that the Company is unable to raise the working capital it needs, it will focus its efforts on the profitable activities that its resources can support at that time.

     The Company's beliefs concerning its working capital requirements are based on certain assumptions concerning, among other things, the estimated grade of the processed ore, average price per diamond carat, commencement and scale of mining operations, Rand - US$ exchange rate and cost of production. If any of these assumptions prove incorrect, the Company may require further additional capital. Any such additional financing may require an additional pledge or mortgage of the Company's properties and of any production therefrom. There is, of course, no assurance that satisfactory financing, if necessary could be obtained. In addition to financing individual development projects, the Company may also borrow funds from time to time for working capital and other general corporate purposes.

(3)  Fixed Assets

                                                            December 31,                December 31,
                                                                1999                        1998
                                                      ----------------------      ----------------------
Mining property:
  Caerwinning deposit, at cost                        $              504,183                     534,868
  Less accumulated amortization                                      (59,545)                    (13,392)
                                                      ----------------------      ----------------------

                                                                     444,638                     521,476
                                                      ----------------------      ----------------------

Mining properties under development:
  Grasdrif deposit                                                 1,187,988                   1,220,197
                                                      ----------------------      ----------------------


Mining equipment, at cost                                          5,257,010                   3,123,268
Less accumulated depreciation                                       (669,028)                   (290,883)
                                                      ----------------------      ----------------------

                                                                   4,587,982                   2,832,385
                                                      ----------------------      ----------------------

Office equipment, at cost                                             63,539                      57,880
Less accumulated depreciation                                        (46,343)                    (28,173)
                                                      ----------------------      ----------------------

                                                                      17,196                      29,707
                                                      ----------------------      ----------------------

                                                      $            6,237,804                   4,603,765
                                                      ======================       =====================

(4)  Accounts Payable and Accrued Liabilities.

     Included in accounts payable and accrued liabilities at December 31, 1999 is $25,000 due to a director of the Company. Additionally, $4,065 and $8,130 for the Grasdrif and Caerwinning deposits, respectively, have been accrued in Accounts Payable and Accrued Liabilities at December 31, 1999 to provide for estimated rehabilitation costs.

     Included in accounts payable and accrued liabilities at December 31, 1998 is an amount of $400,035 which represents a net amount paid to a related party in January 1999 and March 1999 as a finder's fee in connection with the $6,000,000 equity financing which closed in December 1998. The $400,035 was included in office and miscellaneous expense in the Statement of Operations for the year ended December 31, 1998.


(5)  Long-term Debt

                                           December 31,      December 31,
                                               1999             1998
                                          --------------    -------------
     15% Secured note payable, due 2002   $    3,000,000        3,000,000
     Other                                           -0-          187,497
                                          --------------    -------------


     Less current portion                            -0-         (187,497)
                                          --------------    -------------

                                          $    3,000,000        3,000,000
                                          ==============    =============


     The 15% secured note payable has a prepayment requirement that if on December 31, 2000 or 2001, the Company has in excess of $2,000,000 in cash and cash equivalents on hand, that excess must be paid as a prepayment on the note. The note does not contain any penalties for prepayment. The interest is payable every six months in arrears and the note is secured by the pledge of 100% of the stock of Global SA, which holds all of the Company's mining properties, plant and equipment. The agreement related to the note restricts the payment of dividends by the Company. The principal and interest under the note is convertible into a maximum of 1,807,816 common shares of the Company at the rate of $0.425 per share. The principal amount of the secured note payable is $3,000,000.

(6)  Authorized Share Capital

     On June 16, 1999 the Company increased its authorized common stock from 50,000,000 shares of $.0005 par value common stock to 100,000,000 shares of $0.0005 par value common stock.

(7)  Common Stock

     There were no sales of common stock during the year ended December 31, 1999.

(8)  Income Taxes

     The Company has no significant taxable temporary differences which would require recognition of deferred tax liabilities, and due to the uncertainty of future realizability, has not recognized any deferred tax assets for deductible temporary differences and tax operating loss carryforwards.

     At December 31, 1999 and December 31, 1998, the Company had available net operating loss carryforwards of approximately $6,938,000 and $3,920,591, respectively for federal income tax reporting purposes which begin to expire in 2010. The net operating loss carryforwards for state purposes, which begin to expire in 2000, approximate the federal amounts. The net operating loss carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code.

(9)  Foreign Operations

     The Company's wholly-owned subsidiary, Global SA, operates in the Republic of South Africa. During the year ended December 31, 1999 and December 31, 1998, Global SA's revenue represented 91% and 3%, respectively, of consolidated revenue, while Global SA's expenses represented 36% and 31%, respectively, of consolidated non-production expenses. All production occurs in the Republic of South Africa and thus Global SA represents 100% of the production expenses for the year ended December 31, 1999 and 1998. At December 31, 1999 and December 31, 1998, Global SA's total assets (primarily cash, mining properties and equipment) represented 96% and 46%, respectively, of consolidated total assets. The Republic of South Africa has experienced and continues to experience political and economic instability. While current indications are such that instability appears to be diminishing, there can be no assurance that the Company's business or interests in mining properties and related options will not be materially adversely affected by local political or economic developments.

(10) Related Party Transactions

     At December 31, 1999, the Company granted 2,000,000 common stock warrants to Weir International Limited ("Weir") in consideration for the termination of a marketing agreement whereby Weir would be paid 5% of all diamonds sold. The warrants are exercisable at $.40 and will only vest once the Company's publicly traded stock reaches a price of $1.00 and the Company has earnings of $.05 per share. The warrants will expire three years after vesting. Weir is a stockholder of the Company and the Company's Chairman and Chief Executive Officer has a beneficial interest in Weir. Total commissions paid during 1999 were $25,000 and are included in Royalty expense for the year ended December 31, 1999. No commissions were paid during 1998.

     As of December 31, 1999, the Company owed R1,390,000 ($214,838 at March 27,
 2000) to a director of the company. The note bears interest at 17% per annum, payable monthly, and is due on demand.

     In connection with the investment by LIWA Diamond Company Limited and New Diamond Holdings Limited, the Company paid a finder's fee amounting to $1,363,200 and 2,750,000 shares of Common Stock to Mr. Abu Bakr Bin Ali Al-Akhdar Mood, who at the time was a director of PCM and a member of the Board of Directors of the Company. As a result of a subsequent arbitration over the matter, Mr. Abu Bakr returned to the Company $963,165 and the 2,750,000 shares of Common Stock in June 1999. It is uncertain whether Mr. Abu Bakr will return the $400,035 balance of the cash portion of the finder's fee. On June 3, 1999, Mr. Abu Bakr resigned from the Board of Directors of the Company. 666,667 shares of common stock were issued to International PCM Holdings Limited as a fee for their assistance in the return of the finder's fee.

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

     In August 1997, the Company issued to each of the four directors 100,000 common stock options, exercisable at $.75 per share, exercisable at any time until they expire on December 31, 2000. In October 1997, the Company granted a new director 100,000 common stock options exercisable at $.75 per share, exercisable at any time until they expire on December 31, 2000.

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

     In December 1997, the Company issued common stock purchase warrants as part of an equity financing agreement. Of the total 807,852 warrants issued, 346,494 are exercisable at $.25 any time until they expire on March 31, 2000. In March 1998, 172,286 were exercised at $.375 Canadian and the remaining 289,072 warrants expired in 1999.

     In December 1997, the Company issued to a mining financial and consulting firm located in London, England, 70,000 common stock purchase warrants, exercisable at $.85 per share, at any time until they expire on March 6, 2001.

     In March 1998, the Company issued 25,000 common stock warrants for consulting services at $.50 per share, exercisable at any time until they expire on March 20, 2001.

     In August 1998, the Company issued the following options to directors of the Company: 100,000 common stock options to each of three directors, exercisable at $.525 per share, exercisable at any time until they expire on December 31, 2000. 50,000 common stock options to each of five directors, exercisable at $.525 per share, exercisable at any time until they expire on January 2, 2001. 50,000 common stock options to each of the two directors, exercisable at $.525 per share, exercisable at any time until they expire, 50,000 on February 4, 2001 and 50,000 on May 5, 2001.

     In December 1998, the Company issued 50,000 common stock options to each of the four directors, exercisable at $.4875 per share. 100,000 of these options expire on December 29, 2001 and the balance of 100,000 options expire on December 30, 2001.

     In August 1999, the Company granted 100,000 common stock options to an employee of the Company. The options are exercisable at $.25 per share with 25,000 exercisable at any time, 25,000 after February 1, 2000, 25,000 after August 1, 2000 and 25,000 after August 1, 2001. The options expire August 1, 2009 or 60 days after termination of service, whichever occurs first.

     In December 1999, the Company granted 166,641 common stock options in exchange for accounting services, exercisable at $0.01 and expiring on December 31, 2004.

     In December 1999, the Company granted Weir International Limited ("Weir") 2,000,000 common stock warrants. The warrants are exercisable at $.40 and will only vest once the Company's publicly traded stock reaches a price of $1.00 per share and the Company has earnings of $.05 per share. The warrants will expire three years after vesting.

     The per share weighted-average fair value of stock options and warrants granted to directors, officers and employees during 1999, 1998 and 1997 was $0.07, $0.16 and $0.23, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions; 1999 -expected dividend yield 0%, risk-free interest rate of 6%, expected life of 3 years and an expected volatility of the stock over the expected life of the options and warrants of 70%; 1998 - expected dividend yield 0%, risk-free interest rate of 5.97%, expected life of 2.5 years, and an expected volatility of the stock over the expected life of the options and warrants of 68%; 1997 - expected dividend yield 0%, risk-free interest rate of 6%, expected life of 3 years, and an expected volatility of the stock over the expected life of the options and warrants of 70%.

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

                                           1999         1998          1997
                                       -----------  ------------  ------------
     Net loss, as reported             $(3,018,747)   (2,988,386)   (1,690,110)

     Net loss, pro forma                (3,031,087)   (3,143,138)   (2,249,030)

     Basic and diluted net loss per
      share, as reported                     ($.07)         (.12)         (.14)

     Basic and diluted loss per
      share, pro forma                 $      (.07)         (.13)         (.19)

     Stock option and warrant activity during the periods indicated is as follows:

                                                               Weighted-
                                            Number of           Average
                                              Shares         Exercise Price
                                         ----------------   ----------------

     Balance at December 31, 1996               4,400,000               1.14
      Granted                                   5,860,838               0.46
      Exercised                                (1,100,000)              0.26
      Canceled                                 (3,100,000)              1.43
      Reissued                                  3,100,000                .75
                                         ----------------   ----------------

     Balance at December 31, 1997               9,160,838               0.57
      Granted                                   1,075,000               0.50
      Exercised                                  (172,286)              0.27
      Canceled                                 (1,363,572)              0.41
      Reissued                                  1,363,572               0.41
      Lapsed                                     (200,000)              0.75
                                         ----------------   ----------------

     Balance at December 31, 1998               9,863,552               0.57
      Granted                                   2,716,641               0.30
      Exercised                                       -0-
      Canceled                                 (1,713,572)              0.47
      Reissued                                        -0-
      Lapsed                                          -0-
                                         ----------------   ----------------

     Balance at December 31, 1999              10,866,621   $           0.52
                                         ================   ================

     At December 31, 1999, the range of exercise and the weighted-average remaining contractual life of outstanding options and warrants were $0.01 to $1.25 and 3 years, respectively.

     At December 31, 1999, 1998 and 1997, the number of options and warrants exercisable was 10,866,621, 9,838,552 and 9,160,838, respectively, and the weighted-average exercise price of those options and warrants was $0.52, $0.57 and $0.57, respectively.

(12) Properties

     The Company, through its wholly-owned subsidiary, Global SA owns two mining properties (the Grasdrif Deposit and the Caerwinning Deposit) and an option to acquire a mining property (the Montrose Kimberlite Pipe). All properties are in the Republic of South Africa.

     Grasdrif Deposit

     The Company had entered into a joint venture for purposes of mining the Grasdrif Deposit. In December 1997, the Company purchased the 50 percent of the joint venture not already owned by it for R800,000 ($164,000), 1,000,000 common shares and 500,000 common stock purchase warrants, which expired in 1999. The Company owns the exclusive mining rights to the Grasdrif Deposit. A royalty of 5 percent is payable to the surface owner. A prospecting permit is required from the local government and is renewable subject to government approval. The Company presently holds such a permit, which expires August 4, 2003.

     Caerwinning Deposit

     In April 1998, the Company acquired the mineral lease which provides for the right to mine alluvial deposits for R1,140,000 ($226,000). In addition, the Company owns the option for the right to mine pipes or fissures that may be discovered for R8,000,000 ($1,300,813 at December 31, 1999). This amount is payable only if and when such pipes or fissures are discovered and if management deems this deposit to be economically exploitable. The right to mine pipes or fissures discovered on the property could be granted to a third party if the option is not exercised. The mineral lease and mining authorization requires that the government receive

 5% of gross proceeds from mining. The mineral lease has an initial ten year term with a ten year renewal option, subject to the original lease holders right to terminate the mineral lease based on the Company's default thereunder. The Company is required to meet certain standards to maintain good standing with the original lease holder. It may be terminated by the Company with 30 days notice. A mining permit is required from the local government and is renewable subject to government approval. The Company presently holds such a permit, which expires on March 31, 2008.

     Montrose Kimberlite Pipe

     The Company owns an option to acquire a mining property (the Montrose Kimberlite Pipe) which was extended to October 10, 2000 for a payment of R60,000 ($9,900 at September 10, 1999. The contract provides that the Company must pay the owner 10 percent of the recovery value of any minerals prospected and recovered, during the option period. The option includes the exclusive option to purchase the related land and mineral rights for $600,000. The Company is in the process of finalizing the legal agreements in respect of the extension. A prospecting permit is required from the local government and is renewable annually subject to government approval. The present prospecting permit expired October 10, 1999. The Company is presently preparing an environmental rehabilitation plan for submission to the local government. Upon acceptance of the plan the prospecting permit will be issued with the same expiration date as the option. The Company has expensed the cost of the drilling program carried out in 1998 amounting to $127,200 as well as all option payments in 1999 and 1998. The Company did not incur drilling costs during 1999.

(13) Commitments and Contingencies

     Lease Agreement

     As of December 31, 1999, the Company had a noncancelable operating lease commitment for the Company's corporate office expiring in March 2002. The monthly rent payment on this operating lease is $1,411. The Company also leases office space from a director of the Company for R1800 ($278 at March 27, 2000) which is cancelable on demand. In addition, Global SA had a noncancelable operating lease commitment for the South African corporate office expiring in March 2003. The monthly rent payment on this operations lease is R1,496 ($231 at March 27, 2000). Rent expense for the years ended December 31, 1999, 1998 and 1997 was $20,356, $17,961 and $14,272, respectively.

     Legal Matters

     In July 1999, the Company and its Chairman, Johann de Villiers, were named as defendants in an action Mr. Abu Bakr Bin Ali Al-Akhdar Mood brought in the United States District Court for the Southern District of California. Mr. Abu Bakr is a former director of the Company. In that action, Mr. Abu Bakr alleges that he acted as a finder in connection with the sale of a total of $6,000,000 of the Company's common stock to two private investors and that in connection with that offering, he was entitled to a finders' fee equal to approximately 28% of the gross proceeds. Mr. Abu Bakr alleges that the Company and Mr. de Villiers fraudulently forced Mr. Abu Bakr to participate in a binding arbitration regarding his finders' fees and that as a result of this arbitration, he was forced to return the finders' fee and resign from his position with his then current employer. Mr. Abu Bakr has alleged causes of action for breach of contract, unjust enrichment, fraud, misrepresentation and duress. Mr. Abu Bakr also alleges interference with and breach of his employment contract with his then current employer. Mr. Abu Bakr seeks compensatory and punitive damages in an unspecified amount.

     In August 1999, the Company and Mr. de Villiers filed an answer to Mr. Abu Bakr's complaint in which they denied all of the allegations contained therein. The Company believes that the allegations of Mr. Abu Bakr are frivolous and, accordingly, the Company intends to vigorously defend this case.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     KPMG LLP was previously the principal accountants for the Company. On December 1, 1999, that firm resigned.

     In connection with the audits of the two fiscal years ended December 31, 1998 and the subsequent interim period through December 1, 1999, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     The audit reports of KPMG LLP on the consolidated financial statements of the Company as of and for the years ended December 31, 1998 and 1997 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

KPMG LLP's auditors' report on the consolidated financial statements of the Company as of and for the years ended December 31, 1998 and 1997, contained separate paragraphs stating that: A) "As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for exploration and related costs on unproven properties." B) "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers
--------------------------------

     Set forth below, effective as of July 1, 1999, are the directors and officers of the Company and its South African subsidiary, Global Diamond Resources (SA)(Pty) Limited ("Global Diamond-SA"). Each person holds the stated positions with the indicated companies.
Name                      Age                 Position
----                      ----                --------
Johann de Villiers          47    Chairman of the Board, Director of the
                                  Company, Chief Executive Officer and Chief
                                  Financial Officer Director of Global Diamond-
                                  SA

Pieter van Wyk              49    Director of Exploration and Mining and
                                  Director of the Company and Director of Global
                                  Diamond-SA

John Tyson                  52    Director of the Company

Charles MacDonald           46    Director of the Company and Director of Global
                                  Diamond-SA

Said H. Ghachem             58    Director of the Company

Ahmed M. Basodan            38    Director of the Company

Yassin Abduaalh Kadi        45    Director of the Company

Mattar Abdulla Al Muhairy   56    Director of the Company

Amin Koudsi                 56    Director of the Company

Andries Janzen              56    Director of the Company and
                                  Managing Director of Global Diamond-SA

Gasem S. Al-Shaikh          46    Director of the Company

Paulus Vries                48    Director of Global Diamond-SA

Eugene Brill                35    Secretary of the Company

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

     Mr. Said H. Ghachem has served as a director of the Company since December 1997. He has also served as the Vice President of PCM since 1994 and is President of IPCM. Mr. Ghachem serves on the Board of Directors of the Company as the nominee of International PCM Holdings Limited.

     Mr. Basodan has served as a director of the Company since December 1998. Mr. Basodan is the President of the Caravan Group Company based in the Kingdom of Saudi Arabia. Mr. Basodan holds a B.SC in Industrial Management. Mr. Basodan serves on the Board of Directors as the nominee of New Diamond Holdings Limited.

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

     Eng. Gasem S. Al-Shaikh as served as a director of the Company from December 1997 to December 1998. He was reappointed as a director of the Company in June 1999. He has also served as the Deputy Managing Director of the Petroleum Chemicals and Mining Division and an Executive Board Member of PCM since 1994. He also serves as Chairman of International PCM Holdings Limited. Eng. Gasem S. Al-Shaikh serves on the Board of Directors of the Company as the nominee of International PCM Holdings Limited.

     Paulus Vries has served as a director of Global Diamond-SA from April of 1999 to present. He is a partner of Nabas Holdings. He received his South African matriculation degree and has 20 years experience in mining administration.

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

         Item 10.  Executive Compensation.

     Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid by the Company to its executive officers for services rendered during the fiscal years ended December 31, 1999, 1998 and 1997.


                                                 Annual   Compensation              Long-Term   Compensation
                                 ---------------------------------------------   -------------------------------
                                   Year       Salary       Bonus      Other        Restricted     Common Shares      All Other
                                               ($)          ($)      Annual          Stock        Underlying        Compensation
  Name and Position                                                Compensation      Awards     Options Granted          ($)
                                                                      ($)              ($)         (# Shares)
  -----------------               ------   --------    -------    -------------    ---------    ---------------     -------------

Johann de Villiers, CEO(1)        1999      250,000          0         -0-           -0-              -0-               -0-
                                  1998      241,667          0         -0-           -0-              -0-               -0-
                                  1997      127,500     12,500         -0-           -0-       1,300,000(2)             -0-

Abu Bakr Bin Ali                  1999       41,668          0         -0-           -0-              -0-               -0-
  Al-Akhdar Mood, Executive       1998            0          0         -0-           -0-              -0-          400,035(6)
  Vice Chairman(5)                1997            0          0         -0-           -0-              -0-              -0-

Mervyn McCulloch, CFO(3)          1999       90,000         -0-        -0-           -0-              -0-              -0-
                                  1998      175,000         -0-        -0-           -0-              -0-              -0-
                                  1997      121,000     10,000         -0-           -0-         700,000(4)            -0-

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

(3) The Company has entered into a five year employment agreement with Mr. McCulloch effective as of February 4, 1998. Pursuant to the agreement, Mr. McCulloch receives a monthly salary of $15,000 and a car allowance of $500. In addition, Mr. McCulloch is entitled to participate in a senior management bonus pool in the aggregate amount of 10% of the Company's annual after tax earnings. Mr. McCulloch resigned as Chief Financial Officer on June 30, 1999.

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

(5) The Company had entered into a five year employment agreement with Mr. Abu Bakr Bin Ali Al-Akhdar Mood effective as of January 1, 1999. Pursuant to the Agreement, Mr. Abu Bakr Bin Ali Al-Akhdar Mood was appointed Executive Vice Chairman and received a monthly salary of $10,417. He resigned as Executive Vice Chairman on April 30, 1999, relinquishing all present and future benefits of options held.

(6) In December 1998, Mr. Abu Bakr Bin Ali Al-Akhdar Mood received a finders fee in connection with the $6,000,000 equity financing which closed in December 1998. The finders fee consisted of $1,363,200 in cash (paid part in January 1999 and the balance in March 1999) and 2,750,000 shares of Common Stock of the Company. In June 1999, Mr. Abu Bakr returned all the common shares and $963,165 of the cash as of June 23, 1999. He resigned as a director in June 1999.


Compensation of Directors. Effective January 1, 1998, all non-officer directors receive an attendance fee of $1,000 per meeting of the Board of Directors and $250 per telephone meeting. Directors' fees incurred in 1999 and 1998 were $15,000 and $11,000, respectively. No fees were paid in 1997. All directors receive reimbursement for out-of-pocket expenses in attending Board of Directors meetings. From time to time the Company may engage certain members of the Board of Directors to perform services on behalf of the Company. The Company will compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

        Item 11. Security Ownership of Certain Beneficial Owners and Management.


     The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of February 29, 2000 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.

  Name and Address                    Number of Shares    Percentage Owned
  -----------------                   ----------------    ----------------

Johann de Villiers(1)(2)                   1,822,333            4.0%
Pieter van Wyk(1)(3)                         921,220            2.0%
John Tyson(1)(4)                             481,920            1.1%
Charles MacDonald(1)(5)                      375,000             (6)
Said H. Ghachem(7)(8)(9)                     250,000             (6)
Ahmed M. Basodan(10)(11)(12)                 150,000             (6)
Yassin Abduaalh Kadi(10)(11)(12)             150,000             (6)
Mattar Abdulla Al Muhairy(10)(13)(14)        150,000             (6)
Amin Koudsi(10)(13)(14)                      150,000             (6)
Andries Janzen(1)(10)                        150,000             (6)
Gasem S. Al-Shaikh(7)(8)(9)                  250,000             (6)
Eugene Brill(1)(15)                          532,540            1.2%
International PCM Holdings                11,732,392           25.7%
 Limited(7)(16)
New Diamond Holdings Limited(11)           9,238,096           20.3%
LIWA Diamond Company Limited(13)           9,238,096           20.3%
All officers and directors                 5,383,013           11.8%
as a group
_______________
(1)  Address is 836 Prospect, Suite 2B, La Jolla, California  92037.
(2) Includes 1,633,333 shares of Common Stock underlying immediately exercisable options.
(3) Represents 600,000 shares of Common Stock underlying immediately exercisable options.
(4) Includes 450,000 shares of Common Stock underlying immediately exercisable options.
(5) Includes 250,000 shares of Common Stock underlying immediately exercisable options.
(6)  Less than one percent.
(7)  Address is P.O. Box 33251, Jeddah 21448, Saudi Arabia.
(8) Includes 250,000 shares of Common Stock underlying immediately exercisable options.
(9) Serves on the Board of Directors of the Company as the nominee of International PCM Holdings Limited.
(10) Includes 150,000 shares of common stock underlying immediately exercisable options.
(11) Address is Almahmal Center, 18th Floor, Jeddah, Saudi Arabia.
(12) Serves on the Board of Directors of the Company as the nominee of New Diamond Holdings Limited.
(13) Address is P.O. Box 95, Abu Dhabi, United Arab Emirates.
(14) Serves on the Board of Directors of the Company as the nominee of LIWA Diamond Company Limited.
(15) Includes 400,000 shares of Common Stock underlying immediately exercisable options.
(16) Includes 1,807,816 shares of Common Stock issuable upon conversion of a Secured Convertible Promissory Note. Does not include 346,494 shares of Common Stock underlying warrants not immediately exercisable.
(17) Address is Parade House, The Parade, Castletown, IM9 1LG, Isle of Man, British Isles.

Item 12. Certain Relationships and Related Transactions.

     During the years ended December 31, 1997 and 1998, the Company had engaged Weir International Limited ("Weir") to market and sell the Company's diamond production. The Company was responsible for all direct costs relating to the sale of the diamonds, such as insurance, freight, import and export duties, and all applicable taxes and levies. Weir was responsible for all sales and marketing expenses. In consideration of its services, the Company would pay Weir a commission of five percent (5%) of the gross sale amount. Weir is a stockholder of the Company and the Company's Chief Executive Officer, Johann de Villiers, has a beneficial interest in Weir. The Company believes that the terms of its transactions with Weir are no less favorable than could be obtained from an unaffiliated party. During the year ended December 31, 1999 the Company paid to Weir $25,000 commission from sales of diamonds. No commissions were paid during the years ended December 31, 1998 and 1997. On December 31, 1999, in consideration for the termination of this marketing agreement, the Company issued 2,000,000 warrants to purchase common stock at $.40 per share to Weir. These warrants will only vest once the Company's publicly traded stock reaches $1.00 per share and the Company has earnings of $.05 per share. The warrants will expire three years after vesting.

     The Company paid a finders fee of $1,363,200 and 2,750,000 shares of Common Stock of the Company to Mr. Abu Bakr Bin Ali Al-Akhdar Mood upon the closing of the $6,000,000 equity funding in December 1998. At the time, Mr. Abu Bakr was a member of the Board of Directors of the Company. The $1,363,200 was paid part in January 1999 and the balance in March 1999. Pursuant to the request of the Company and the investors, Mr. Abu Bakr returned $963,165 and 2,750,000 common shares of the Company. It is uncertain whether Mr. Abu Bakr will return the $400,035 balance of the cash portion of the finder's fee. Mr. Abu Bakr resigned from the Board of Directors on June 3, 1999. 666,667 shares of common stock were issued to International PCM Holdings Limited as a fee for their assistance in the return of the finder's fee.

     In December 1998, the Company sold to a director of the Company and his family 1,510,758 shares of common stock for $244,300.

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

     10.2*   Deed of Assignment between Lama Minerals CC and Global Diamond
     Resources (SA)(Pty) Limited (Caerwinning Deposit).

     10.3*   Deed of Assignment dated March 25, 1995 between Global Diamond
     Resources (SA)(Pty) Limited and Nabas Holdings (Pty) Limited (Grasdrif Deposit).

     10.4** Securities Purchase Agreement dated December 5, 1997 between the Company and International PCM Holdings Limited.

     10.5*** Securities Purchase Agreement dated December 29, 1998 between the Company and New Diamond Holdings Limited

     10.6*** Securities Purchase Agreement dated December 29, 1998 between the Company and LIWA Diamond Company Limited

     10.7*** Amendment No. 1 dated June 28, 1999 to Securities Purchase Agreement dated December 29, 1998 between the Company and New Diamond Holdings Limited

     10.8*** Amendment No. 1 dated June 28, 1999 to Securities Purchase Agreement dated December 29, 1998 between the Company and LIWA Diamond Company Limited

     21.1 The Company's subsidiaries are Global Diamond Resources, Inc., a British Columbia corporation, and Global Diamond Resources (SA)(Pty) Limited, a South African corporation, Global Diamonds Resources International Limited, a British Virgin Islands corporation, and Nabas Diamonds (Pty) Ltd., a South African corporation


_______________

*Previously filed as part of registration statement on Form 10-SB (SEC File No. 0-21635) filed with the Securities and Exchange Commission on October 29, 1996.

**Previously filed as part of Annual Report on Form 10-KSB for the year ended December 31, 1997.

***Previously filed as part of Annual Report on Form 10-KSB for the year ended December 31, 1998.


(b)     Reports on Form 8-K.

                                  Signatures

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GLOBAL DIAMOND RESOURCES, INC.

Date:  April 13, 2000             By: /S/ JOHANN DE VILLIERS
                                     --------------------------
                                     Johann de Villiers, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                Date
---------                     -----                                ----

/S/ JOHANN DE VILLIERS        Chairman of the Board, Director,    April 13, 2000
-------------------------     Chief Executive Officer and Chief
JOHANN DE VILLIERS            Financial Officer

/S/ PIETER VAN WYK            Director                            April 13, 2000
-------------------------
PIETER VAN WYK

/S/ JOHN TYSON                Director                            April 13, 2000
-------------------------
JOHN TYSON

/S/ CHARLES MACDONALD         Director                            April 13, 2000
-------------------------
CHARLES MACDONALD

/S/ SAID H. GHACHEM           Director                            April 13, 2000
-------------------------
SAID H. GHACHEM

/S/ AHMED M. BASODAN          Director                            April 13, 2000
-------------------------
AHMED M. BASODAN

/S/ YASSINABDUALLAH KADI      Director                            April 13, 2000
-------------------------
YASSIN ABDUALLAH KADI

/S/ MATTAR ABDULLA            Director                            April 13, 2000
    AL MUHAIRY
-------------------------
MATTAR ABDULLA
 AL MUHAIRY
                                                                  April 13, 2000
/S/ AMIN KOUDSI               Director
-------------------------
AMIN KOUDSI

/S/ ANDRIES JANZEN            Director                            April 13, 2000
-------------------------
ANDRIES JANZEN

/S/ GASEM S. AL-SHAIKH        Director                            April 13, 2000
-------------------------
GASEM S. AL-SHAIKH