Form 10KSB/A
period 1999-12-31
GLOBAL DIAMOND RESOURCES INC
filed 2000-05-22
CIK 1003076

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

Commission file number 0-21635


                         GLOBAL DIAMOND RESOURCES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


            Nevada                                                33-0213535
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


      836 Prospect Street, Suite 2B
          La Jolla, California                                     92037
----------------------------------------                         ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (858) 459-1928
                                                         --------------

SECURITIES TO BE REGISTERED UNDER SECTION 12(b) OF THE ACT:


TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE ON WHICH
TO BE SO REGISTERED                               EACH CLASS IS TO BE REGISTERED
-------------------                               ------------------------------
      None                                                    N/A

SECURITIES TO BE REGISTERED UNDER SECTION 12(g) OF THE ACT:

                         Common Stock, $.0005 par value
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

The market value of the voting stock held by non-affiliates of the registrant as of April 28, 2000 was approximately $10,546,008.

The number of shares of the Common Stock outstanding as of April 28, 2000 was 47,646,678.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.


Business Development
--------------------

         CERTAIN MINING AND GEOLOGICAL TERMS USED BELOW ARE DEFINED IN THE SECTION "GLOSSARY," BELOW. THE COMPANY HAS ENTERED INTO CERTAIN FINANCIAL COMMITMENTS PAYABLE IN RAND, THE UNIT OF CURRENCY OF THE REPUBLIC OF SOUTH AFRICA. ALL RAND BASED AMOUNTS ARE DESIGNATED BY THE SYMBOL R. AS OF APRIL 28, 2000, THE RAND-DOLLAR EXCHANGE RATE WAS 6.78 RAND TO ONE U.S. DOLLAR.

         Global Diamond Resources, Inc., a Nevada corporation ("Company"), was formed under the laws of the State of Nevada on January 7, 1987. We are engaged in diamond mining and exploration through our wholly owned subsidiary Global Diamond Resources (SA) (Pty) Limited, a South African corporation.

         On June 16, 1999 the Company increased its authorized Common Stock from 50 million shares of $0.0005 par value Common Stock to 100 million shares of $0.0005 par value Common Stock.

         Unless the context otherwise requires, all references to "we" and "the Company" include its wholly owned subsidiaries:

         o        Global Diamond Resources Inc., a British Columbia corporation
                  (GDR-BC),
         o Global Diamond Resources (SA) (Pty) Limited, a South African corporation (GDR-SA),
         o Global Diamond Resources International Limited, a British Virgin Islands corporation (GDR-BVI),
         o        Nabas Diamonds (Pty) Limited, a South African corporation
                  (Nabas).

         Our executive offices are located at 836 Prospect Street, Suite 2B, La Jolla, California 92037; Telephone (858) 459-1928.

Business of the Issuer
----------------------

         GENERAL

         The Company is engaged in diamond exploration and mining. We have acquired two mining properties (the Grasdrif Deposit and the Caerwinning Deposit), and own an option to purchase a third mining property (the Montrose Kimberlite Pipe), all of which are located in the Republic of South Africa.

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

         MARKETING

         The Company sells its diamonds directly to private diamond dealers and manufacturers through a tender system. There are no formal rules by which the prices of diamonds are determined. Sale prices are set by the diamonds' color, clarity, cut and weight which the prospective buyer expects to obtain through the polishing process, and the evaluation process is generally subjective. We expect that the sales of diamonds will be transacted in U.S. dollars on a cash basis.

         GLOSSARY

         Set forth below are definitions of certain mining and geological terms used in this report.

ADIT The main horizontal or near-horizontal underground opening, with single access to the surface, through which a kimberlite pipe is mined and the ore is excavated.

ALLUVIAL DEPOSIT                        A mass of gravel, sand or similar
                                        material resulting from the crumbling
                                        and erosion of solid rocks. In the sense that it is used here, it also implied an association with precious minerals such as diamond. A deposit of alluvium
                                        (deposits made by water) is made by a
                                        stream where it runs out onto a level
                                        plain or meets a slower stream.

BEDROCK The solid or weathered rock underlying mineral-bearing gravel, sand clay, etc. and upon which alluvial deposits rest.

BENCH Cuts The excavation of a flat bench or dirt on a slope to stabilize the slope or to remove material of value in open pit mining.

BULK SAMPLING                           Acquiring a large (often several
                                        thousand tons) sample of rock obtained
                                        by mining, excavation, digging or
                                        drilling large diameter holes. Bulk
                                        sampling is necessary to determine the
                                        grade and value of diamonds contained in a deposit.

CARAT A unit of weight used for precious stones equal to 200 milligrams or 0.2 grams.

CONCENTRATE                             That fraction of the processed ore
                                        which contains all or the largest
                                        portion of the economic mineral to be
                                        recovered. In the case of alluvial
                                        deposits, approximately 0.5-1.5% of
                                        the ore reports as concentrate from
                                        the primary recovery process. Of this
                                        a further 0.1-0.5% reports as
                                        concentrate from the electronic
                                        sorters.

DIAMONDIFEROUS                          Containing diamonds.

GEOPHYSICAL SURVEYS                     Measuring and recording any geophysical
                                        properties over a specific area, e.g.,
                                        gravity, magnetics, electrical
                                        conductivity, acoustical velocities
                                        (seismics), etc., utilizing instruments
                                        on land, water or airborne.

GRADE The number of carats (weight) in a physical unit of ore, normally in carats per 100 tonnes.


GRAVEL A comprehensive term applied to the water-worn mass of broken down rocks making up an alluvial deposit. Alluvial gravels are sometimes arbitrarily described in terms of size as "pebble," "cobble" or "boulder" gravel.

HECTARES Unit of measurement of surface area. One hectare approximates 2.47 acres.

KIMBERLITE                              One of two primary types of
                                        diamond-bearing rock and the most
                                        common, often characterized by a more or less vertically orientated carrot-shaped structure referred to as a kimberlite
                                        "pipe."

MAGNETIC SURVEYS                        Measuring the magnetic variations in the
                                        earth's magnetic field caused by the
                                        variations in the magnetic properties of different rocks in the earth's crust with an instrument known as a magnetometer either as ground-based or mounted within or towed by an aircraft.
                                        Useful in detecting kimberlite bodies
                                        due to the presence of magnetite and/or
                                        ilmenite.

MINERALOGY                              The science dealing with inorganic,
                                        solid, homogeneous, crystalline,
                                        chemical elements or compounds
                                        (minerals), their crystallography,
                                        physical and chemical properties,
                                        classifications and distinguishing
                                        characteristics.

MINING The activity, occupation, and industry concerned with the large-scale extraction of minerals and includes both surface and underground excavations. The making of any excavation for the purpose of recovering diamonds in commercial quantities. Of primary importance in the Republic of South Africa where mining laws draw a distinction between "mining" and "prospecting." See "Prospecting."

ORE A body of rock or sediment containing a mineral that has sufficient utility and value to be extracted at a profit. See "Reserves."

PETROLOGY                               The science that deals with the
                                        origin, history, occurrence,
                                        structure, chemical and mineralogical
                                        composition and classification.

PROBABLE RESERVES                       Reserves for which quantity and grade
(Indicated Resource)                    and/or quality are computed from
                                        information similar to that used for
                                        proven reserves, but the sites for
                                        inspection, sampling, and measurement
                                        are farther apart or are otherwise less
                                        adequately spaced. The degree of
                                        assurance, although lower than that for
                                        proven reserves, is high enough to
                                        assume continuity between points of
                                        observation. See "Reserves" and "Proven
                                        Reserves."

PROSPECTING                             Searching for minerals (including
                                        diamond) by any means such as
                                        geophysical, drilling and pilot plant
                                        recovery methods, but does not include
                                        "mining" (i.e., excavation for purposes
                                        of recovering diamonds in commercial
                                        amounts). See "Mining."

PROVEN RESERVES                         Reserves for which (a) the quantity is
(Measured Resource)                     computed from dimensions which can be
                                        measured from outcrops, trenches,
                                        workings or drill holes. Certain grades
                                        and/or qualities computed from the
                                        results of detailed sampling, can be
                                        allocated to the quantity thus
                                        delineated and (b) the sites for
                                        inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of the reserves are well-established. See
                                        "Reserves" and "Proven Reserves."

RESERVES That part of a total mineral deposit (resource) that can be economically and legally processed or produced from at the time of the reserve determination. Reserves are customarily stated in terms of "ore."

STRIPPING RATIO                         The overburden that must be removed to
                                        gain access to an amount of ore.
                                        Expressed as a ratio in meters or tonnes of overburden: one meter or tonne of ore. The standard in this Company is to use a m:m ratio.

TAILINGS The washed material that issues from a recovery plant after the economic portion of the ore has been removed as a concentrate.

         THE GRASDRIF DEPOSIT

         PROPERTY RIGHTS. The Company holds a prospecting permit for the Grasdrif Deposit through its wholly-owned subsidiary company, Nabas. The prospecting permit expires on August 4, 2003. We will apply for a mining permit when the level of activities warrant such an application. In terms of the prospecting permit, we are required to pay to the government a surface rental amounting to R5,200 ($767 as of April 28, 2000) per annum, and a royalty to the government in the amount of 5% of the gross selling price of the production from the deposit. We are in the process of delineating ore reserves on these extensive deposits with the view of applying for a mining permit in the near future.

         GEOGRAPHY. The Grasdrif deposit is an alluvial diamond deposit located on the inner bank of the Orange River in the Northern Cape Province.

         GEOLOGY. The Grasdrif Deposit is an alluvial gravel deposit situated on a bedrock of shale and greywacke of the Dwyka formation. The gravels of the Grasdrif Deposit have been preserved at three distinct elevations, all of which seem to have been deposited on the inner bank of the paleo- and present Orange River. The upper terrace (elevation 215 meters above sea level) appears to have been deposited as a point bar of a channel incising in a westerly direction, while all other terraces are associated with a gradual eastward migration of the channels towards its present position.

         RESERVES. Based upon the following, we estimate that the Grasdrif deposit contains approximately 80 million tones of diamondiferous gravel:

          o the results derived from a 10,000 meter drilling program completed by the Company in 1997,
          o         ongoing second phase drilling and bulk sampling, and
          o the results of previous exploration programs on the property conducted during the early 1980's.

         MINING ACTIVITIES. We have completed site establishment at Grasdrif, including roads, power, housing and water reticulation, erection of a primary and final recovery plant on the lower terrace, and a primary recovery plant on the upper terrace. Bulk sampling operations on the lower terrace commenced during the last quarter of 1998 and trial mining on the upper terrace during the last quarter of 1999.

         See "Item 6. Management's Discussion and Analysis or Plan of Operations" for a discussion of the results of operations and capital requirements of the Grasdrif Deposit.

         THE CAERWINNING DEPOSIT

         PROPERTY RIGHTS. The Company has acquired the exclusive rights to conduct mining operations at Caerwinning, a 2,333 hectare alluvial deposit located in the Northern Cape Province of the Republic of South Africa. Pursuant to the mineral lease, we have an initial 10-year right to mine at the Caerwinning deposit, expiring March 31, 2008 (with a 10 year renewal option). In terms of the mineral lease, we are required to pay to the government a 5% royalty of the gross selling price of the monthly production from the deposit, with a minimum payment of R60,000 per year, ($8,850 as of April 28, 2000), and to be increased by R5,000 per year.

         GEOGRAPHY. The Caerwinning Deposit is an alluvial gravel deposit situated in the Griqualand area of the Northern Cape province, approximately 70 kilometers west of Kimberley. It borders to the east along the Vaal River, approximately 20 kilometers downstream of the confluence of the Vaal and Hart Rivers. Access to the Caerwinning property is available by way of public paved and gravel roads. The property is serviced by the state electric utility.

         GEOLOGY. The gravel of the Caerwinning deposit is underlain by quartzite and shale of the Schmidtsdrift formation of the Transvaal Sequence, as well as carboniferous shale and tillite of the Dwyka Formation of the Karoo Sequence. Rock types of both sequences found on the deposit are horizontally or near horizontally bedded, and are not conducive to pothole formation. Outcrops of rocks of the Transvaal Sequence occur along the western and southern boundaries of the deposit. Rock types belonging to the Dwyka formation do not outcrop and were only found in drill holes and excavations. The gravel occurs in three distinct terraces, of which the oldest is located the furthest from the present riverbed. The terraces are named T1, T2 and T3 with T1 being the oldest. Secondary calcification is extensive in the oldest terraces but negligible in the later and recent deposits. The gravel of both terraces mainly consist of cobble and pebble sized clasts in a sandy matrix. Boulder sized particles are extremely rare except where local tributaries have introduced large, slightly angular boulders into the mainstream deposits.

         RESERVES. We have completed a drilling program covering the entire T1 terrace east of the main road and T2 terraces. The results of this drilling program indicate that the T1 terrace contains 21.5 million tonnes of gravel and the area drilled on the T2 terrace contains 1.2 million tonnes of diamondiferous gravel. During 1999, a drilling program was conducted on the T1 terrace to the west of the main road. The results of this program still need to be interpreted further but preliminary indications are that the T1 gravel extends into this area. Prior to incorporation of the Company, Mr. Pieter Van Wyk, currently the Director of Mining and Exploration of the Company, worked this deposit in his private capacity and extracted 3,685 carats from 344,400 tonnes of ore for an average grade of 1.07 carats per hundred tonnes between 1989 and 1994. Diamonds thus produced were sold for an average price of $488 per carat.

         MINING PLAN. We commenced production at the T2 terrace at Caerwinning when we commissioned the primary and final recovery plant on site in the last quarter of 1998. We commissioned an additional diamond recovery plant during the last quarter of 1999. The combined capacity of the recovery plants now amounts to 240 tonnes per hour.

         See "Item 6. Management's Discussion and Analysis or Plan of Operations" for a discussion of the results of operations and capital requirements of the Caerwinning Deposit.

         THE MONTROSE KIMBERLITE PIPE

         PROPERTY RIGHTS. The Company has the exclusive prospecting rights and an option to purchase a farm in the Gauteng Province in the Republic of South Africa, which includes a mining prospect known as the Montrose No. 3 (referred to herein as the "Montrose Pipe"). Pursuant to a Notarial Prospecting Contract between Maria Anna Gobey and our wholly-owned subsidiary, GDR-SA, we have acquired the exclusive rights to prospect on the property until October 10, 2000 in consideration of a payment of R60,000 ($7,900 at September 10, 1999) and 10% of the value of all diamonds recovered by us during the prospecting period. We also have the exclusive option until October 10, 2000 to purchase the farm for a purchase price of $600,000. We are in the process of applying for an extension of the prospecting permit, which includes the preparation of an Environmental Management Program Report (EMPR) for the submission to the local government. Upon acceptance of the report, the prospecting permit will be issued.

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

         RESERVES. The results derived from a geophysical survey, a drilling program, as well as a large diameter drilling program completed in April of 1998 indicate the existence of a kimberlite pipe with a surface area of approximately
1.25 hectares as well as a 12m wide fissure on the southeastern boundary of the farm. A sample of 28 mainly gem quality macro diamonds obtained from the drill samples indicate that the diamonds are distributed throughout the pipes at all levels. We estimate the pipe to contain in excess of 9 million tonnes of kimberlite ore to a depth of 400 meters.

         See "Item 6. Management's Discussion and Analysis or Plan of Operations" for a discussion of the results of operations and capital requirements of the Montrose Pipe.

         COMPETITION

         The diamond mining industry is intensely competitive. The principal areas of competition are the exploration and acquisition of mineral properties. A large number of companies are engaged in the exploration and development of diamond properties, many of which have substantially greater technical and financial resources than the Company. Competition among the members of the diamond mining industry also affect the marketing of the diamonds produced by the members, including the price of cut and uncut diamonds.

         REGULATION

         The Company's mining and prospecting operations in the Republic of South Africa and elsewhere are subject to various government regulations governing the protection of the environment, prospecting, production, labor standards and mine safety. Failure to comply with applicable laws and regulations may result in operations to cease or to be curtailed, require further expenditures or possibly the loss of mining rights. Existing and future legislation and regulations could also cause restrictions and delays in the development of our properties and additional expense and capital expenditures. We believe we are in substantial compliance with all laws and regulations.

         Our mining operations are also subject to governmental regulations regarding environmental considerations, including regulations relating to air quality standards, pollution of stream and fresh water sources and rehabilitation. We may be required to prepare and present to governmental authorities data pertaining to the effect or impact that any proposed exploration or mining may have upon the environment. As well, we will be responsible for rehabilitation costs. We currently engage in ongoing rehabilitation as well as provide funds, on an annual basis, for final mine closure rehabilitation. Rehabilitation requirements may vary depending on the location and the nature of the mining operations. However, they aim to restore the pre-mining landforms and vegetation and control possible deleterious effluents. We do not consider the existing environmental regulations in the Republic of South Africa to represent a material cost or burden on our proposed mining operations. However, new environmental legislation has been tabled, and other legislation has been passed which places significantly more emphasis on the protection of the environment and, as a consequence, more closely regulates our mining operations. Such legislation, together with legislation which may be tabled in future, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs, and may cause delays, interruptions or a termination of operations, the extent of which, at present, cannot be predicted with certainty.

         Mining rights in the Republic of South Africa are governed by the Minerals Act No. 50 of 1991. Pursuant to the Minerals Act, the right to prospect or mine is dealt with in terms of the common law, which entitles the holder of the right to prospect for and mine the minerals concerned. This common law right is, however, made subject to the provisions of the Minerals Act, which state that no common law right to prospect or mine minerals may be exercised unless the prescribed statutory authorization has been obtained in the form of a permit to prospect or an authorization to mine. A prerequisite for the granting of the authorization is that the applicant must be the holder of the common law right to the minerals.

          Pursuant to cessions from the holders of the common law mineral rights, we have obtained government authorization to prospect the Grasdrif Deposit and mine the Caerwinning Deposit. We have applied for the necessary authorization to bulk sample the Montrose Kimberlite pipe. We believe we will be granted the necessary authorization to mine the Grasdrif Deposit and the Montrose Kimberlite Pipe when required.

EMPLOYEES

         The Company employs 129 persons, including 3 management level employees in the U.S. and 5 managers and 121 other employees in the Republic of South Africa. None of our employees are unionized or otherwise subject to a collective bargaining agreement and we believe that our relationship with our employees is excellent.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's executive offices are located in La Jolla, California and consist of approximately 599 square feet of leased premises. Our lease for these premises expires on March 31, 2002 and provides for monthly rent of $1,411. We lease approximately 750 square feet of office space in Somerset West from a director of the Company for R1800 ($265 as of April 28, 2000) per month with no expiration. We also lease approximately 260 square feet in the SA Diamond Center in Johannesburg, South Africa. The lease provides for monthly rental of R1496 ($221 as of April 28, 2000) and expires on February 28, 2003. We purchased a property in August 1998 in Delportshoop, South Africa, which is near the Caerwinning Deposit, by issuing 151,171 shares of Common Stock and an extension of certain warrant terms. The property, which consists of an office and employees and visitors housing totaling 5,880 square feet, is used for the Caerwinning Deposit. See "Item 1. Business and Properties - The Caerwinning Deposit; The Montrose Kimberlite Pipe; and The Grasdrif Deposit" for a description of the Company's mining properties.

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

         There were no matters submitted to the security holders of the Company in 1999.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's Common Stock has been listed on the OTC Bulletin Board under the symbol "GDRS" since August 12, 1996. Set forth below are the high and low closing prices for the Company's Common Stock for each quarter during 1999 and 1998. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

                    Quarter Ended              High            Low
                    -------------              ----            ---
                  December 31, 1999         $     .2500     $    .0781
                  September 30, 1999        $     .3438     $    .1250
                  June 30, 1999             $     .2344     $    .1094
                  March 31, 1999            $     .4375     $    .1562

                  December 31, 1998         $     .4062     $    .0938
                  September 30, 1998        $     .5000     $    .1406
                  June 30, 1998             $     .5000     $    .4375
                  March 31, 1998            $     .5000     $    .3900

         As of April 28, 2000, there were approximately 137 record holders and 297 beneficial holders of the Company's Common Stock.

         We have not paid any cash dividends and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

         During 1999, there were no sales of common stock. In August 1999, 100,000 common stock options were granted to an employee of the Company exercisable at $.25 per share with 25,000 exercisable at any time, 25,000 after February 1, 2000, 25,000 after August 1, 2000 and 25,000 after August 1, 2001. The options expire August 1, 2009 or 60 days after termination of service, whichever occurs first. In addition, 167,000 common stock options were granted to a consultant, immediately exercisable at $.0781 and expiring December 31, 2004.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

BACKGROUND

         The Company is engaged in diamond exploration and mining. We have acquired the rights to two mining properties, the Grasdrif Deposit and the Caerwinning Deposit, and own an option to purchase a third mining property, the Montrose kimberlite pipe, all of which are located in the Republic of South Africa.

         To date, our activities have included the investigation and acquisition of mining property interests, exploratory work, site establishment and the purchase and operation of mining plant and equipment in the process of development as well as full-scale mining operations at its properties. During 1999, the Company purchased mining plant and equipment amounting to $830,246 and $1,457,555 at the Grasdrif and Caerwinning Deposits, respectively. Additionally, we have incurred mine development and exploration costs at the Grasdrif Deposit for the Upper and Lower Terraces of $475,004, net of diamonds recovered of $266,028.

RESULTS OF OPERATIONS

CAERWINNING

         Our principal mining activities are conducted at the Caerwinning property, which commenced production in September of 1998. During 1999 a new primary diamond recovery plant, capable of treating 160 tons of mine gravel per hour, was erected and commissioned in the fourth quarter of 1999. The new plant has the capacity to treat wet ore that was encountered in the area as a result of the higher-than-normal rainfall and drainage from irrigation lands. During the fourth quarter, initial commissioning problems relating to this plant resulted in targets for tonnage not being met. These problems were rectified by the end of 1999. The following table summarizes the activity for 1999 and 1998:

          Caerwinning Deposit                                                             1999      1998
          -------------------                                                             ----      ----
          Number of tonnes of diamondiferous gravel treated                            186,000    37,000
          Number of carats yielded                                                        1080       219
          Estimated $ Value per carat at recovery*                                        $423      $398
          Estimated Total $ Value at recovery*                                        $457,000   $87,000
          Average number of carats per stone                                               .91      1.24
          * May not reflect actual sales value due to changing prices

The lower-than-expected grade for 1999 resulted from production problems in the treatment of wet gravel. These production problems were corrected in December of 1999, resulting in a marked improvement in the grade. During 1999, the Caerwinning Deposit incurred a loss from production amounting to $536,649.

GRASDRIF

         Development activities continued at the Grasdrif Deposit during 1999. Although the recovery from this gravel was significantly lower than expected, the average size and value of the recovered diamonds far exceed expectations. The table below summarizes the activity of the Lower Terrace for 1999 and 1998:

          Grasdrif Deposit - Lower Terrace                                             1999        1998
          --------------------------------                                             ----        ----
          Number of tonnes of diamondiferous gravel treated                           91,000     68,000
          Number of carats yielded                                                       158         54
          Estimated $ Value per carat at recovery*                                    $1,272       $438
          Estimated Total $ Value at recovery *                                     $201,000    $24,000
          Average number of carats per stone                                            3.04       2.59
          *May not reflect actual sales value due to changing prices

         Trial mining commenced during the last quarter of 1999 on the Upper Terrace. The grade was lower than expected, and is a result of the upper layer of gravel being treated on a very small scale. The following table summarizes the activity of the Upper Terrace for 1999 and 1998:

          Grasdrif Deposit - Upper Terrace                                             1999       1998
          --------------------------------                                             ----       ----
          Number of tonnes of diamondiferous gravel treated                           26,000       -0-
          Number of carats yielded                                                        97       -0-
          Estimated $ Value per carat at recovery*                                      $732       -0-
          Estimated Total $ Value at recovery*                                       $71,000       -0-
           Average number of carats per stone                                           2.61       -0-
           *May not reflect actual sales value due to changing prices

         During the first quarter of 2000, development activities on both the Upper and Lower Terrace continued, with results in the same order of magnitude as that of 1999 being achieved. The treatment of a total of 263,566 tons of diamondiferous gravel since commencement of operations in 1998 through the first quarter of 2000 at the Grasdrif Deposit amounted to 0.33% of the entire reserve. Mine development costs for the Upper and Lower Terraces of the Grasdrif Deposit for 1999 and 1998, respectively, amounted to $741,032 and $632,824.

MONTROSE

         During 1999 we completed our interpretation of the results of the large diameter drilling program conducted during 1998. The conclusion was that diamonds, mainly gemstones, were found across the pipe at various levels. It was therefore decided to begin preparations for a 5,000 ton bulk sample of the pipe with the purpose of determining the actual grade of the deposit and the value per carat of the diamonds. This information is required to complete a feasibility study on the production potential of the Montrose Pipe. We are in the process of completing an Environmental Management Program Report (EMPR) for the bulk sample. During 2000 it is expected that the required permit will be received to conduct the bulk sample. It is also expected that the option to acquire the property will be extended to allow for the completion of the bulk sample during 2001. There can be no assurance that either of these events will occur.

CURRENCY CONSIDERATION

         Our mining properties, mining properties under development, and mining equipment are all situated in the Republic of South Africa, where the currency is the Rand. The re-evaluation of our property and equipment to reflect the average Rand/US$ exchange rate of $6.25 caused most of the foreign currency translation adjustment of $350,803 for 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its activities to date through the sale of its equity securities as well as short-term loan facilities. In both 1997 and 1998 we raised $6 million through the issue of equity and debt securities. These funds were essentially used to establish production facilities at our Caerwinning and Grasdrif properties. We now have the ability to treat 1.5 million tonnes of gravel per year.

         We believe that we require, additional working capital of approximately $500,000 to satisfy our working capital requirements for the next 12 months. Should any of the following events occur, additional working capital may be needed during the next 12 months. The events are:

a)        the Caerwinning Deposit has negative cash flow from operations;
b) the trial mining on the Upper Terrace at the Grasdrif property results in an operating loss or negative cash flow.

         During the first quarter of 2000, the Company completed a private placement of securities, raising $409,200 through the issuance of 2,046,000 shares of common stock and warrants to purchase an additional 2,046,000 shares of common stock at $.20. The Company intends to raise additional working capital through private placement of common stock as well as using available lines of credit.

         Our belief concerning our working capital requirements are based on certain assumptions concerning, among other things, the estimated grade processed ore, average price per carat, scale of mining operations, Rand-U.S. dollar exchange rate, and cost of production. If any of these assumptions prove incorrect, we may require further additional capital. Any such additional financing may require an additional pledge or mortgage of our properties and/or any production therefrom. There is, of course, no assurance that satisfactory financing could be obtained. In addition to financing individual and available projects, we may also borrow funds from time to time for working capital and other general corporate purposes.

          As stated in the Auditor's Report to the accompanying financial statements, the financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FORWARD-LOOKING STATEMENTS

         This report contains various forward-looking statements that are based on our belief as well as assumptions made by and information currently available to us. When used in this report, the words `believe', `expect', `anticipate', `estimate', and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, that we only recently commenced mining operations at the Caerwinning Property, have not engaged in commercial mining operations at the Grasdrif Property, mining risks in general, political risks associated with our operations in the Republic of South Africa, general economic conditions, currency fluctuations, and estimates of costs of production. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report for 1999........................................13
Independent Auditors' Report for 1998........................................14
Consolidated Balance Sheet at December 31, 1999..............................15
Consolidated Statements of Operations for the years
  ended December 31, 1999 and 1998...........................................16
Consolidated Statements of Stockholders' Equity
  for the years ended December 31, 1999 and 1998.............................17
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999 and 1998.................................................18
Notes to Consolidated Financial Statements...................................19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors and Shareholders
Global Diamond Resources, Inc.

We have audited the accompanying consolidated balance sheet of Global Diamond Resources, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Diamond Resources, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and it requires additional capital to fund its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note
2. The consolidated financial statements do not include any adjustments that might results from the outcome of this uncertainty.



                                        /s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
May 8, 2000

Independent Auditor's Report

The Board of Directors and Stockholders
Global Diamond Resources, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Global Diamond Resources, Inc. and subsidiaries (the "Company") for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Global Diamond Resources, Inc. and subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

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


                                                       /s/ KPMG LLP

                                                       KPMG LLP

San Diego, California
March 9, 1999, except for Notes 2, 5, 8 and 10
  as to which the date is July 16, 1999


                           GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                                     Consolidated Balance Sheet


                                          ASSETS                                DECEMBER 31, 1999
                                                                                -----------------
Current assets:
  Cash and cash equivalents                                                     $        182,100
  Trade accounts receivable                                                                9,619
  Inventory                                                                               46,650
                                                                                -----------------

          Total current assets                                                           238,369

 Deferred foreign tax asset                                                              866,485

 Mining properties and equipment                                                       6,188,068
                                                                                -----------------

                                                                                $      7,292,922
                                                                                =================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $        187,085
  Accrued liabilities                                                                    214,158
  Note payable to director                                                               222,453
                                                                                -----------------
                                                                                         623,696
          Total current liabilities

Long-term debt                                                                         3,000,000
                                                                                -----------------

          Total liabilities                                                            3,623,696
                                                                                -----------------

Commitments and contingencies                                                                 --

Stockholders' equity:

  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    no shares issued and outstanding                                                          --

  Common stock, $0.0005 par value, 100,000,000 shares authorized,
   45,600,678 shares issued and outstanding,                                              22,800
  Additional paid-in capital                                                          13,457,899
  Accumulated deficit                                                                 (8,625,689)
  Accumulated other comprehensive income:
    Foreign currency translation adjustment                                           (1,185,784)
                                                                                -----------------

          Total stockholders' equity                                                   3,669,226
                                                                                -----------------

                                                                                $      7,292,922
                                                                                =================

See accompanying notes to consolidated financial statements.


                           GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                                Consolidated Statements of Operations

                                                                                YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------
                                                                               1999                 1998
                                                                         -----------------    -----------------
Diamond Sales                                                            $        448,651     $         36,990
                                                                         -----------------    -----------------

Production Expenses                                                              (936,541)            (159,199)
                                                                         -----------------    -----------------

Development and exploration expenses                                             (741,032)                  --
Less diamonds recovered                                                           266,028                   --
                                                                         -----------------    -----------------
      Net development and exploration expenses                                   (475,004)                  --

Royalty                                                                           (62,060)                  --

Selling, general and administrative expenses                                   (1,680,005)          (2,210,343)
                                                                         -----------------    -----------------

Operating loss                                                                 (2,704,959)          (2,332,552)
                                                                         -----------------    -----------------
Other
   Interest income                                                                 84,842               69,045
   Interest expense                                                              (452,176)            (400,917)
                                                                         -----------------    -----------------
      Net interest expense                                                       (367,334)            (331,872)
                                                                         -----------------    -----------------
Loss before net tax benefit/expense and cumulative
   effect of accounting change                                                 (3,072,293)          (2,664,424)
                                                                         -----------------    -----------------

   Deferred foreign tax benefit                                                   880,635                   --
   Income tax expense                                                              (1,073)                (914)
                                                                         -----------------    -----------------
      Net tax benefit/expense                                                     879,562                 (914)
                                                                         -----------------    -----------------

Loss before cumulative effect of accounting change                             (2,192,731)          (2,665,338)

Cumulative effect of accounting change-
   exploration and related costs                                                       --             (929,829)
                                                                         -----------------    -----------------
Net loss                                                                       (2,192,731)          (3,595,167)

    Other comprehensive loss -
      Foreign currency translation adjustment                                    (350,803)            (794,310)
                                                                         -----------------    -----------------

Comprehensive loss                                                       $     (2,543,534)     $    (4,389,477)
                                                                         =================    =================
Basic and diluted loss per share before cumulative
   effect of accounting change                                           $           (.05)     $          (.11)
Accounting change                                                                      --                 (.04)
                                                                         -----------------    -----------------
                                                                         $           (.05)     $          (.15)
                                                                         =================    =================
Pro forma amounts assuming the change in the method of accounting
   for exploration and related costs is applied retroactively            $             --     $     (2,988,386)
                                                                         =================    =================
Basic and diluted loss per share on a proforma basis                     $             --     $           (.12)
                                                                         =================    =================

See accompanying notes to consolidated financial statements.


                                     GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Stockholders' Equity
                                     For the years ended December 31, 1999 and 1998

                                                                                                  FOREIGN
                                          COMMON STOCK                                            CURRENCY         TOTAL
                                ---------------------------- ADDITIONAL PAID-    ACCUMULATED    TRANSLATION     STOCKHOLDERS'
                                     SHARES         AMOUNT      IN CAPITAL         DEFICIT       ADJUSTMENT        EQUITY
                                ---------------- -----------  ----------------  -------------- ------------- ------------------
 Balance at December 31, 1997        23,903,604  $   11,952   $     6,955,639   $  (2,837,791) $    (40,671) $       4,089,129

 Issue of shares for cash,
   net of issuance costs of
   $98,125                           19,986,950       9,993         6,136,111              --            --          6,146,104

 Issue of shares for
 warrants exercised                     172,286          86            45,810              --            --             45,896

 Issue of shares for services         1,386,667         693           222,640              --            --            223,333

 Issue of warrants for services              --          --             5,701              --            --              5,701

 Issue of shares and extension
   of warrants for mining
   properties                           151,171          76            91,998              --            --             92,074

 Foreign currency translation
   adjustment                                --          --                --              --      (794,310)          (794,310)

 Net loss                                    --          --                --      (3,595,167)           --         (3,595,167)
                                ---------------- ----------- -----------------  -------------- ------------- ------------------

 Balance at December 31, 1998        45,600,678  $   22,800        13,457,899      (6,432,958)     (834,981)         6,212,760

 Foreign currency translation
   Adjustment                                --          --                --              --      (350,803)          (350,803)

 Net loss                                    --          --                --      (2,192,731)           --         (2,192,731)
                                ---------------- ----------- -----------------  -------------- ------------- ------------------

 Balance December 31, 1999           45,600,678  $   22,800  $     13,457,899   $  (8,625,689)$  (1,185,784) $       3,669,226
                                ================ =========== =================  ============== ============= ==================

See accompanying notes to consolidated financial statements


                           GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows

                                                                                          YEAR END DECEMBER 31,
                                                                                  --------------------------------------
                                                                                        1999                 1998
                                                                                  ------------------  ------------------
Cash flows from operating activities:

  Net loss                                                                        $      (2,192,731)  $      (3,595,167)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                                         442,468              61,261
      Shares issued for services                                                                 --             223,333
      Increase in deferred foreign tax asset                                               (866,485)
      Issuance of warrants to non-employees                                                      --               5,701
      Decrease in accounts receivable -
        Trade                                                                                15,859              49,520
        Officer                                                                              25,000                  --
      Decrease (increase) in inventory                                                       10,366             (57,016)
      Increase (decrease) in accounts payable
       and accrued liabilities                                                             (558,492)            723,347
                                                                                  ------------------  ------------------

      Net cash used in operating activities                                              (3,124,015)         (2,589,021)
                                                                                  ------------------  ------------------

Cash flows provided by financing activities:
   Net proceeds from issuance of common shares                                                   --           6,192,000
   Proceeds from long-term debt                                                                  --           1,400,000
   Repayment of long-term debt                                                                   --            (127,503)
   Proceeds from note payable to Director                                                   222,453                  --
                                                                                  ------------------  ------------------

   Net cash provided by financing activities                                                222,453           7,464,497
                                                                                  ------------------  ------------------

Cash flows used in investing activities:
   Additions to mining properties and equipment                                          (2,359,264)         (3,441,037)
                                                                                  ------------------  ------------------

     Net cash used in investing activities                                               (2,359,264)         (3,441,037)
                                                                                  ------------------  ------------------

Effects of exchange rates on cash                                                           (18,309)            (69,345)
                                                                                  ------------------  ------------------

Net increase (decrease) in cash and
  cash equivalents                                                                       (5,279,135)          1,365,094

Cash and cash equivalents, beginning of year                                              5,461,235           4,096,141
                                                                                  ------------------  ------------------

Cash and cash equivalents, end of year                                            $         182,100   $       5,461,235
                                                                                  ==================  ==================

Supplemental disclosure of noncash investing and financing transactions:

                                                                                         1999                 1998
                                                                                  ------------------  ------------------

             Acquisition of mining properties and equipment                       $              --   $          61,980
                                                                                  ==================  ==================
Other supplemental disclosures:
              Interest paid                                                       $         452,176   $         400,917
                                                                                  ==================  ==================

              Income taxes paid                                                   $           1,073   $             914
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

                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               December 31, 1999


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

         DESCRIPTION OF BUSINESS

         Global Diamond Resources, Inc. (the "Company") was incorporated in the state of Nevada on January 7, 1987 and commenced significant mining operations is South Africa during 1994.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Global Diamond Resources Inc., a Canadian corporation ("Global BC"), Global Diamond Resources International Limited, a British Virgin Islands corporation ("Global BVI"), Global BVI's wholly-owned subsidiary, Global Diamond Resources (SA) (Pty) Limited ("Global SA"), a South African corporation and Global SA's wholly owned subsidiary, Nabas Diamonds (Pty) Limited ("Nabas"), a South African corporation. All amounts are in U.S. dollars unless otherwise indicated. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         INVENTORY

         Inventory consists of diamonds ready for sale valued at the lower of cost or estimated net realizable value. Diamonds are ready for sale when they have been separated from the alluvials or broken ore, have been processed and are in a deliverable form. No value is ascribed to diamonds in the alluvials or in the broken ore. Also included in inventory is fuel, spare parts and rations.

         MINING PROPERTIES AND EQUIPMENT

         Mining properties and equipment consisting of mineral rights, mining properties under development, mining equipment and office equipment (primarily computers) are recorded at cost. Depreciation is provided for mineral rights, mining equipment and office equipment using the straight-line method over the estimated useful lives of 10 years, 3-10 years and 3 years, respectively, of such assets. Mining properties under development are depreciated over the life of the mine using the straight-line method once commercial production is reached. Value of diamonds recovered from bulk sampling and drilling activities are offset against mine development costs.

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

         REHABILITATION COSTS

         Estimated site restoration and post closure rehabilitation costs are charged against earnings over the expected economic useful life of each mine. Accrued rehabilitation costs are subject to review by management on a regular basis and are revised when appropriate for changes in future estimated costs and/or regulatory requirements. At December 31, 1999, $16,004 of rehabilitation reserve is included in accounts payable and accrued liabilities.

         STOCK OPTIONS AND WARRANTS

         Prior to January 1, 1996, the Company accounted for its stock options and warrants in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option and warrant grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure of SFAS No. 123.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

         SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires that fair values be disclosed for the Company's financial instruments. The carrying amounts of cash and cash equivalents, trade accounts receivable, inventory and accounts payable and accrued liabilities approximate fair values due to the short-term nature of these instruments. The carrying amount of the long term debt approximates fair value because the terms are comparable to the current market.

         Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company's policy is to maintain cash at high credit quality financial institutions to minimize risk, but from time to time account balances may exceed Federally insured limits.

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

         Net loss per share for 1999 and 1998 is computed based on the weighted-average number of common shares outstanding of 45,600,678 and 24,189,634, respectively. Common equivalent shares from stock options and warrants excluded from the computation because their effect is anti-dilutive for 1999 and 1998 were 10,866,980 and 9,863,552, respectively.

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

         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Long lived assets are reviewed annually for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

         COMPREHENSIVE INCOME

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires that certain items of comprehension income other than net earnings or loss be reported in the financial statements. For the two years in the period ended December 31, 1999, the Company's comprehensive income (loss) relates to foreign currency translation adjustments.

         SEGMENT REPORTING

         In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company's operations are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the various mines. The Company's administrative headquarters is located in Southern California.

(2)      GOING CONCERN

         The Company believes that it requires additional working capital of approximately $500,000 to satisfy its working capital requirements for the next 12 months. Should any of the following events occur, additional working capital may be needed during the next 12 months. The events are:
1. the Caerwinning Deposit has negative cash flow from operations;
2. the trial mining on the Upper Terrace at the Grasdrif property results in an operating loss or negative cash flow.

         Subsequent to year end, the Company completed a private placement on securities, raising $409,200 through the issuance of 2,046,000 shares of common stock and warrants to purchase an additional 2,046,000 shares of common stock. The Company intends to raise additional working capital through private placement of common stock as well as using available lines of credit.

         The Company's belief concerning its working capital requirements are based on certain assumptions concerning, among other things, the estimated grade of it processed ore, average price per carat, commencement and scale of mining operations Rand-U.S. dollar exchange rate, and cost of production. If any of these assumptions prove incorrect, the Company may require further additional capital. Any such additional financing may require an additional pledge or mortgage of the Company', properties and/or any production therefrom. There is, of course, no assurance that satisfactory financing, if necessary, could be obtained. In addition to financing individual and available projects, the Company may also borrow funds from time to time for working capital and other general corporate purposes.

         There is no assurance that the Company will be able to raise the additional capital it requires through the equipment refinancing or otherwise. In the event that the Company is unable to raise the working capital it needs, it will focus its effort on the profitable activities that its resources can support at that time.

         The financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)      MINING PROPERTIES AND EQUIPMENT
                                                                    DECEMBER 31,
                                                                        1999
                                                                    ------------
Mining property:
  Caerwinning deposit, at cost                                      $   504,183
  Less accumulated amortization                                         (59,545)
                                                                    ------------

                                                                        444,638
                                                                    ------------

Mining properties under development:
  Grasdrif deposit                                                    1,137,913
                                                                    ------------


Mining equipment, at cost                                             5,257,349
Less accumulated depreciation                                          (669,028)
                                                                    ------------

                                                                      4,588,321
                                                                    ------------

Office equipment, at cost                                                63,539
Less accumulated depreciation                                           (46,343)
                                                                    ------------

                                                                         17,196
                                                                    ------------

                                                                    $ 6,188,068
                                                                    ============

         Depreciation expense for the years ending December 31, 1999 and December 31, 1998, respectively, amounted to $442,468 and $61,261.

(4)      LONG-TERM DEBT

         The $3,000,000 secured note payable has a prepayment requirement that if on December 31, 2000 or 2001, the Company has in excess of $2,000,000 in cash and cash equivalents on hand, that excess must be paid on the note. The note does not contain any penalties for prepayment. Interest at 15% is payable every six months in arrears and the note is secured by the pledge of 100% of the stock of Global SA, which holds all of the Company's mining properties, plant and equipment. The agreement related to the note restricts the payment of dividends by the Company. The principal and interest under the note is convertible into a maximum of 1,807,816 common shares of the Company at the rate of $0.425 per share. As of December 31, 1999, the Company was not in compliance with a debt covenant which required the Company to timely file the 1999 Form 10-KSB. The Company received a waiver and expects to complete this filing by May 22, 2000.

(5)      AUTHORIZED SHARE CAPITAL

         On June 16, 1999 the Company increased its authorized common stock from 50,000,000 shares of $.0005 par value common stock to 100,000,000 shares of $0.0005 par value common stock.

(6)      INCOME TAXES

         The Company has no significant taxable temporary differences which would require recognition of deferred tax liabilities. Utilization of the deferred foreign tax asset of $866,485 from net operating loss carryforwards in South Africa is dependent on future taxable profits in excess of profits arising from existing taxable temporary differences. Although there was a reported loss for the year ended December 31, 1999, the asset has been recognized because forecasts for the mining operation indicated the carryforwards will be realized. Additionally, Federal deferred tax assets of approximately $2,078,000 and state deferred tax assets of approximately $3,611,000 were not recognized due to the uncertainty of future realizability and a 100% valuation allowance was set up to reduce the asset to zero.

         At December 31, 1999, the Company had available net operating loss carryforwards of approximately $6,113,000 for federal income tax reporting purposes which begin to expire in 2010. The net operating loss carryforwards for state purposes, which begin to expire in 2000, approximate the federal amounts. The net operating loss carryforwards are subject to certain limitations under
Section 382 of the Internal Revenue Code.

(7)      FOREIGN OPERATIONS

         The Company's wholly-owned subsidiary, Global SA, operates in the Republic of South Africa. During 1999 and 1998, Global SA's sales represented 100% of consolidated sales, while Global SA's expenses represented 36% and 31%, respectively, of consolidated non-production expenses. All production occurs in the Republic of South Africa and thus Global SA represents 100% of the production, development and exploration expenses for 1999 and 1998. At December 31, 1999 and 1998, Global SA's total assets (primarily cash, mining properties and equipment) represented 96% and 46%, respectively, of consolidated total assets. In the past, the Republic of South Africa experienced political and economic instability. While current indications are that it appears to be becoming more stable, there can be no assurance that the Company's business or interests in mining properties and related options will not be materially adversely affected by local political or economic developments.

(8)      RELATED PARTY TRANSACTIONS

         At December 31, 1999, the Company granted 2,000,000 common stock warrants to Weir International Limited ("Weir") in consideration for the termination of a marketing agreement whereby Weir would be paid 5% of all diamonds sold. The warrants are exercisable at $.40 and will only vest once the Company's publicly traded stock reaches a minimum price of $1.00 and the Company has earnings of $.05 per share. The warrants will expire three years after vesting. Weir is a stockholder of the Company and the Company's Chairman and Chief Executive Officer has a beneficial interest in Weir. Total commissions paid during 1999 were $25,000 and are included in Royalty expense for the year ended December 31, 1999. No commissions were paid during 1998.

         As of December 31, 1999, the Company owed R1,390,000 ($222,453 at December 31,1999) to a director of the company. The note bears interest at 17% per annum, payable monthly, and is due on demand. Additionally, included in accounts payable is $25,000 owed to a director of the Company.

         As of December 31, 1999, the Company entered into an agreement with Elite Diamond Cutters ("Elite") to market and sell its diamonds. A director of the Company is a partial owner of Elite. The Company believes that the terms of its transactions with Elite are no less favorable than could be obtained from an unaffiliated party.

         In connection with the 1998 private placement of common stock, the Company paid a finder's fee amounting to $1,363,200 and 2,750,000 shares of Common Stock to Mr. Abu Bakr Bin Ali Al-Akhdar Mood, who at the time was a director of PCM and a member of the Board of Directors of the Company. As a result of a subsequent arbitration over the matter, Mr. Abu Bakr returned to the Company $963,165 and the 2,750,000 shares of Common Stock in June 1999. The remaining portion of the finder's fee of $400,035 was charged to operations during 1998. On June 3, 1999, Mr. Abu Bakr resigned from the Board of Directors of the Company. 666,667 shares of common stock were issued to International PCM Holdings Limited as a fee for their assistance in the return of the finder's fee.

         In December 1998, the Company sold to a director of the Company 1,510,758 shares of common stock for $244,300.

(9)      STOCK OPTIONS AND WARRANTS

         All issuances of options and warrants were at prices at or above market at the time of issuance.

         In March 1998, the Company issued 25,000 common stock warrants for consulting services at $.50 per share, exercisable at any time until they expire on March 20, 2001.

         In August 1998, the Company issued the following options to directors of the Company: 100,000 common stock options to each of three directors, exercisable at $.525 per share, exercisable at any time until they expire on December 31, 2000; 50,000 common stock options to each of five directors, exercisable at $.525 per share, exercisable at any time until they expire on January 2, 2001; 50,000 common stock options to each of the two directors, exercisable at $.525 per share, exercisable at any time until they expire, 50,000 on February 4, 2001 and 50,000 on May 5, 2001.

         In December 1998, the Company issued 50,000 common stock options to each of four directors, exercisable at $.4875 per share. 100,000 of these options expire on December 29, 2001 and 100,000 options expire on December 30, 2001.

         In August 1999, the Company granted 100,000 common stock options to an employee of the Company. The options are exercisable at $.25 per share with 25,000 exercisable at any time, 25,000 after February 1, 2000, 25,000 after August 1, 2000 and 25,000 after August 1, 2001. The options expire August 1, 2009 or 60 days after termination of service, whichever occurs first.

         In December 1999, the Company granted 167,000 common stock options to a consultant, immediately exercisable at $0.0781 and expiring on December 31, 2004.

         In December 1999, the Company granted Weir International Limited ("Weir") 2,000,000 common stock warrants. The warrants are exercisable at $.40 and will only vest once the Company's publicly traded stock reaches a minimum price of $1.00 per share and the Company has earnings of $.05 per share. The warrants will expire three years after vesting.

         The per share weighted-average fair value of stock options and warrants granted to directors, officers and employees during 1999 and 1998 was $0.16 and $0.16, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions; 1999 - expected dividend yield 0%, risk-free interest rate of 5.97%, expected life of 2.5 years and an expected volatility of the stock over the expected life of the options and warrants of 68%; 1998 - expected dividend yield 0%, risk-free interest rate of 5.97%, expected life of 2.5 years, and an expected volatility of the stock over the expected life of the options and warrants of 68%.

         The Company applies APB Opinion No. 25 in accounting for its stock options and warrants granted to directors, officers and employees. No compensation cost has been recognized for its stock options and warrants issued to employees or directors of the Company in the consolidated financial statements as they were issued at or above market. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                         1999            1998
                                                    -------------  -------------
         Net loss, as reported                      $ (2,192,731)  $ (3,597,167)
         Net loss, pro forma                        $ (2,304,644)  $ (3,749,919)

         Basic and diluted net loss per
           share, as reported                              ($.05)         ($.15)

         Basic and diluted loss per
           share, pro forma                                ($.05)         ($.16)

           Stock option and warrant activity during the periods indicated is as follows:

                                                                    WEIGHTED-
                                               NUMBER OF            AVERAGE
                                                 SHARES          EXERCISE PRICE
                                             ---------------     ---------------
         Balance at December 31, 1997             9,160,838      $         0.57
           Granted                                1,075,000                0.50
           Exercised                               (172,286)               0.27
           Lapsed                                  (200,000)               0.75
                                             ---------------     ---------------

         Balance at December 31, 1998             9,863,552                0.57
           Granted                                2,717,000                0.38
           Canceled                              (1,713,572)               0.47
                                             ---------------     ---------------

         Balance at December 31, 1999            10,866,980      $         0.54
                                             ===============     ===============

         At December 31, 1999, the range of exercise prices and the weighted-average remaining contractual life of outstanding options and warrants were $0.0781 to $1.25 and 3.5 years, respectively.

         At December 31, 1999 and 1998, the number of options and warrants exercisable was 10,866,980 and 9,838,552, respectively.

(10)     COMMITMENTS AND CONTINGENCIES

         LEASE AGREEMENT

         As of December 31, 1999, the Company had a non-cancelable operating lease commitment for the Company's corporate office expiring in March 2002. The monthly rent payment on this operating lease is $1,411. The Company also leases office space from a director of the Company for R1800 ($265 at April 28, 2000) per month, which is cancelable on demand. In addition, Global SA had a non-cancelable operating lease commitment for the South African corporate office expiring in March 2003. The monthly rent payment on this operations lease is R1,496 ($221 at April 28, 2000). Rent expense for 1999 and 1998 was $20,356 and
$17,961, respectively.

   Minimum lease obligations for non-cancelable leases for each of the next five years are:

                         2000           $ 19,584
                         2001           $ 19,584
                         2002           $  6,885
                         2003           $    663
                         2004           $    -0-

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

         On December 1, 1999, KPMG LLP resigned as the principal accountants for the Company.

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

         The audit report of KPMG LLP on the consolidated financial statements of the Company as of December 31, 1998 and for the years ended December 31, 1998 and 1997 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that it contained separate paragraphs stating that: A) "As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for exploration and related costs on unproven properties." B) "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

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


Name                              Age               Position
----                              ---               --------
Johann de Villiers                47                Chairman of the Board, Director of the Company, Chief
                                                    Executive Officer and Chief Financial Officer
                                                    Director of Global Diamond-SA

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

ITEM 10. EXECUTIVE COMPENSATION.

         CASH COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the cash compensation paid by the Company to its executive officers for services rendered during the fiscal years ended December 31, 1999, and 1998.

                                        ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                             ------------------------------------------  --------------------------
                              YEAR    SALARY     BONUS      OTHER        RESTRICTED     COMMON
                                       ($)       ($)        ANNUAL         STOCK        SHARES
                                                         COMPENSATION      AWARDS      UNDERLYING
                                                              ($)           ($)         OPTIONS       ALL OTHER
                                                                                        GRANTED      COMPENSATION
    NAME AND POSITION                                                                  (# SHARES)         ($)
---------------------------  ------  --------   -------  --------------  ----------- -------------- --------------
Johann de Villiers, CEO(1)   1999    $250,000     -0-        -0-             -0-          -0-           -0-
                             1998     241,667     -0-        -0-             -0-          -0-           -0-

Abu Bakr Bin Ali             1999    $ 41,668     -0-        -0-             -0-          -0-           -0-
  Al-Akhdar Mood, Executive  1998    $    -0-     -0-        -0-             -0-          -0-         400,035(4)
  Vice Chairman(3)

Mervyn McCulloch, CFO(2)     1999    $ 90,000     -0-         -0-            -0-          -0-           -0-
                             1998    $175,000     -0-         -0-            -0-          -0-           -0-
---------------

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

(2)       The Company had entered into a five year employment agreement with Mr.
          McCulloch effective as of February 4, 1998. Pursuant to the agreement, Mr. McCulloch receives a monthly salary of $15,000 and a car allowance of $500. In addition, Mr. McCulloch is entitled to participate in a senior management bonus pool in the aggregate amount of 10% of the Company's annual after tax earnings. Mr. McCulloch resigned as Chief
          Financial Officer on June 30, 1999.

(3)       The Company had entered into a five year employment agreement with Mr.
          Abu Bakr Bin Ali Al-Akhdar Mood effective as of January 1, 1999.
          Pursuant to the Agreement, Mr. Abu Bakr Bin Ali Al-Akhdar Mood was appointed Executive Vice Chairman and received a monthly salary of $10,417. He resigned as Executive Vice Chairman on April 30, 1999, relinquishing all present and future benefits of options held.

(4) In December 1998, Mr. Abu Bakr Bin Ali Al-Akhdar Mood received a finders fee in connection with the $6,000,000 equity financing which closed in December 1998. The finders fee consisted of $1,363,200 in cash (paid part in January 1999 and the balance in March 1999) and 2,750,000 shares of Common Stock of the Company. In June 1999, Mr. Abu
         Bakr returned all the common shares and $963,165 of the cash as of June
         23, 1999. He resigned as a director in June 1999.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFIC OWNERS AND MANAGEM

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of April 28, 2000 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's IP directors and executive officers and (iii) all directors and executive IAL officers as a group.


    NAME AND ADDRESS                            NUMBER OF SHARES        PERCENTAGE OWNED
    ----------------                            ----------------        ----------------
Johann de Villiers(1)(2)                              3,822,333               4.0%

Pieter van Wyk(1)(3)                                    921,220               2.0%

John Tyson(1)(4)                                        481,920               1.1%

Charles MacDonald(1)(5)                                 375,000               (6)

Said H. Ghachem(7)(8)(9)                                250,000               (6)

Ahmed M. Basodan(10)(11)(12)                            150,000               (6)

Yassin Abduaalh Kadi(10)(11)(12)                        150,000               (6)

Mattar Abdulla Al Muhairy(10)(13)(14)                   150,000               (6)

Amin Koudsi(10)(13)(14)                                 150,000               (6)

Andries Janzen(1)(10)                                   150,000               (6)

Gasem S. Al-Shaikh(7)(8)(9)                             250,000               (6)

Eugene Brill(1)(15)                                     535,040               1.2%

International PCM Holdings Limited(7)(16)(17)        11,732,392              25.7%

New Diamond Holdings Limited(11)                      9,238,096              20.3%

LIWA Diamond Company Limited(13)                      9,238,096              20.3%

All officers and directors
as a group                                            7,385,513              11.8%

---------------
(1)      Address is 836 Prospect, Suite 2B, La Jolla, California  92037.
(2)      Includes 1,633,333 shares of Common Stock underlying immediately exercisable options and 2,000,000 shares of Common Stock exercisable only upon certain vesting requirements.
(3)      Represents 600,000 shares of Common Stock underlying immediately exercisable options.
(4)      Includes 450,000 shares of Common Stock underlying immediately exercisable options.
(5)      Includes 250,000 shares of Common Stock underlying immediately exercisable options.
(6)      Less than one percent.
(7)      Address is P.O. Box 33251, Jeddah 21448, Saudi Arabia.
(8)      Includes 250,000 shares of Common Stock underlying immediately exercisable options.
(9)      Serves on the Board of Directors of the Company as the nominee of International PCM Holdings Limited.
(10)     Includes 150,000 shares of common stock underlying immediately exercisable options.
(11)     Address is Almahmal Center, 18th Floor, Jeddah, Saudi Arabia.
(12)     Serves on the Board of Directors of the Company as the nominee of New Diamond Holdings Limited.
(13)     Address is P.O. Box 95, Abu Dhabi, United Arab Emirates.
(14)     Serves on the Board of Directors of the Company as the nominee of LIWA Diamond Company Limited.
(15)     Includes 400,000 shares of Common Stock underlying immediately exercisable options.
(16)     Includes  1,807,816  shares  of  Common  Stock  issuable  upon  conversion  of a  Secured  Convertible
         Promissory Note. Does not include 346,494 shares of Common Stock  underlying  warrants not immediately exercisable.
(17)     Address is Parade House, The Parade, Castletown, IM9 1LG, Isle of Man, British Isles.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the years ended December 31, 1999 and 1998, the Company had engaged Weir International Limited ("Weir") to market and sell the Company's diamond production. The Company was responsible for all direct costs relating to the sale of the diamonds, such as insurance, freight, import and export duties, and all applicable taxes and levies. Weir was responsible for all sales and marketing expenses. In consideration of its services, the Company would pay Weir a commission of five percent (5%) of the gross sale amount. Weir is a stockholder of the Company and the Company's Chief Executive Officer, Johann de Villiers, has a beneficial interest in Weir. The Company believes that the terms of its transactions with Weir are no less favorable than could be obtained from an unaffiliated party. During the year ended December 31, 1999 the Company paid to Weir $25,000 commission from sales of diamonds. No commissions were paid during the year ended December 31, 1998. On December 31, 1999, in consideration for the termination of this marketing agreement, the Company issued 2,000,000 warrants to purchase common stock at $.40 per share to Weir. These warrants will only vest once the Company's publicly traded stock reaches a minimum of $1.00 per share and the Company has earnings of $.05 per share. The warrants will expire three years after vesting.

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

---------------

* Previously filed as part of registration statement on Form 10-SB (SEC File No. 0-21635) filed with the Securities and Exchange Commission on October 29, 1996.

** Previously filed as part of Annual Report on Form 10-KSB for the year ended December 31, 1997.

*** Previously filed as part of Annual Report on Form 10-KSB for the year ended December 31, 1998.


(b)      REPORTS ON FORM 8-K.

         The following is a list of Current Reports on Form 8-K filed by the Company during or subsequent to the last quarter of the fiscal year ended December 31, 1999.

          1. Form 8-K dated February 28, 2000, reporting under Item 4, a change in the Company's certifying accountant.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GLOBAL DIAMOND RESOURCES, INC.

Date:  April 28, 2000             By: /S/ JOHANN DE VILLIERS
                                     -------------------------------------------
                                     Johann de Villiers, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                  Title                                       Date
---------                                  -----                                       ----

/S/ JOHANN DE VILLIERS                     Chairman of the Board, Director,            April 28, 2000
------------------------------------       Chief Executive Officer and Chief
JOHANN DE VILLIERS                         Financial Officer

/S/ PIETER VAN WYK                         Director                                    April 28, 2000
------------------------------------
PIETER VAN WYK

/S/ JOHN TYSON                             Director                                    April 28, 2000
------------------------------------
JOHN TYSON

/S/ CHARLES MACDONALD                      Director                                    April 28, 2000
------------------------------------
CHARLES MACDONALD

/S/ SAID H. GHACHEM                        Director                                    April 28, 2000
------------------------------------
SAID H. GHACHEM

/S/ AHMED M. BASODAN                       Director                                    April 28, 2000
------------------------------------
AHMED M. BASODAN

/S/ YASSINABDUALLAH KADI                   Director                                    April 28, 2000
------------------------------------
YASSIN ABDUALLAH KADI

/S/ MATTAR ABDULLA
  AL MUHAIRY
------------------------------------
MATTAR ABDULLA                             Director                                    April 28, 2000
  AL MUHAIRY

/S/ AMIN KOUDSI                            Director                                    April 28, 2000
------------------------------------
AMIN KOUDSI

/S/ ANDRIES JANZEN                         Director                                    April 28, 2000
------------------------------------
ANDRIES JANZEN

/S/ GASEM S. AL-SHAIKH                     Director                                    April 28, 2000
------------------------------------
GASEM S. AL-SHAIKH
