Form 10QSB
period 2000-03-31
GLOBAL DIAMOND RESOURCES INC
filed 2000-05-22
CIK 1003076

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

         [ ]          TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


Commission File Number 0-21635

                         Global Diamond Resources, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                               33-0213535
---------------------------------                            -------------------
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

            836 Prospect Street, Suite 2B, La Jolla, California 92037
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (858) 459-1928
                           ---------------------------
                           (Issuer's telephone number)


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

                                   Yes _X__ No _____

         As of April 28, 2000, the Company had 47,646,678 shares of its $.0005 par value common stock issued and outstanding.


                         PART 1 - FINANCIAL INFORMATION




ITEM 1.  Financial Statements                                                        PAGE
                                                                                     ----


Condensed Consolidated Balance Sheet at March 31, 2000 (Unaudited).......................2
Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2000 and 1999 (Unaudited)..............................................3
Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2000 and 1999 (Unaudited)..............................................4
Notes to Condensed Consolidated Financial Statements (Unaudited).........................5



                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                   (Unaudited)

                                          ASSETS                                  MARRCH 31, 2000
                                                                                 -----------------
Current assets:
  Cash and cash equivalents                                                     $         134,141
  Trade accounts receivable                                                                 4,720
  Inventory                                                                               124,300
                                                                                ------------------

          Total current assets                                                            263,161

 Deferred foreign tax asset                                                               829,132

 Mining properties and equipment                                                        5,797,991
                                                                                ------------------

                                                                                $       6,890,284
                                                                                ==================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                      $         490,461
  Note payable to director                                                                212,864
                                                                                ------------------

          Total current liabilities                                                       703,325

Long-term debt                                                                          3,000,000
                                                                                ------------------

          Total liabilities                                                             3,703,325
                                                                                ------------------

Commitments and contingencies                                                                  --

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    no shares issued and outstanding                                                           --
  Common stock, $0.0005 par value, 100,000,000 shares authorized,
   47,284,678 shares issued and outstanding                                                23,642
  Additional paid-in capital                                                           13,793,857
  Accumulated deficit                                                                  (9,163,080)
  Accumulated other comprehensive income:
    Foreign currency translation adjustment                                            (1,467,460)
                                                                                ------------------

          Total stockholders' equity                                                    3,186,959
                                                                                ------------------

                                                                                $       6,890,284
                                                                                ==================

See accompanying notes to consolidated financial statements.


                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                           THREE MONTHS         THREE MONTHS
                                                               ENDED               ENDED
                                                           MARCH 31, 2000       MARCH 31,1999
                                                         -----------------    -----------------
Diamond Sales                                            $        413,174     $             --

Production Expenses                                              (390,574)            (126,392)

Development and exploration expenses                             (240,349)             (92,836)
   Less diamonds recovered                                         95,920                   --
                                                         -----------------    -----------------
      Net development and exploration expenses                   (144,429)             (92,836)

Royalty                                                           (23,043)                  --

Selling, general and administrative expenses                     (271,485)            (442,939)
                                                         -----------------    -----------------


Operating loss                                                   (416,357)            (662,167)
                                                         -----------------    -----------------

Other
   Interest income                                                    898               40,303
   Interest expense                                              (121,932)            (112,500)
                                                         -----------------    -----------------
      Net interest expense                                       (121,034)             (72,197)
                                                         -----------------    -----------------

Loss before net tax benefit/expense                              (537,391)            (734,364)

   Income tax expense                                                  --                 (800)
                                                         -----------------    -----------------

Net Loss                                                         (537,391)            (735,164)

    Other comprehensive loss -
      Foreign currency translation adjustment                    (281,676)            (244,108)
                                                         -----------------    -----------------

Comprehensive loss                                       $       (819,067)    $       (979,272)
                                                         =================    =================

Basic and diluted loss per share                         $           (.01)    $           (.01)
                                                         =================    =================
Weighted average number of shares outstanding                  45,888,345           45,600,678
                                                         =================    =================

See accompanying notes to consolidated financial statements.

                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   THREE MONTHS          THREE MONTHS
                                                                                       ENDED                 ENDED
                                                                                   MARCH 31, 2000       MARCH 31, 1999
                                                                                 ------------------   --------------------
Cash flows from operating activities:

  Net loss                                                                       $        (537,391)   $          (735,164)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                                        103,936                 83,168
      Decrease (increase) in trade accounts receivable                                       4,898                (66,251)
      (Increase) in inventory                                                              (77,650)               (51,564)
      Decrease in deferred foreign tax asset                                                37,353
      Increase (decrease) in accounts payable and accrued liabilities                       79,629               (438,907)
                                                                                 ------------------   --------------------

     Net cash used in operating activities                                                (389,225)            (1,208,718)
                                                                                 ------------------   --------------------

Cash flows used in investing activities:
    Additions to mining properties and equipment                                            (2,757)              (271,335)
                                                                                 ------------------   --------------------

     Net cash used in investing activities                                                  (2,757)              (271,335)
                                                                                 ------------------   --------------------

Cash flows provided by financing activities:
     Advance to a related party                                                                 --               (963,165)
     Net proceeds from issuance of common shares                                           336,800                     --
                                                                                 ------------------   --------------------

     Net cash provided by financing activities                                             336,800               (963,165)
                                                                                 ------------------   --------------------

Effects of exchange rates on cash                                                            7,223               (244,035)
                                                                                 ------------------   --------------------

Net decrease in cash and  cash equivalents                                                 (47,959)            (2,687,253)

Cash and cash equivalents, beginning of period                                             182,100              5,461,235
                                                                                 ------------------   --------------------

Cash and cash equivalents, end of period                                         $         134,141    $         2,773,982
                                                                                 ==================   ====================

See accompanying notes to condensed consolidated financial statements

                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)
                                 March 31, 2000

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

(2)      Mining Properties and Equipment
                                                                     March 31,
                                                                        2000
                                                                    ------------
Mining property:
  Caerwinning deposit, at cost                                      $   486,143
  Less accumulated amortization                                         (67,216)
                                                                    ------------

                                                                        418,927
                                                                    ------------

Mining properties under development:
  Grasdrif deposit                                                    1,012,498
                                                                    ------------

Mining equipment, at cost:                                            5,115,656
  Less accumulated depreciation                                        (762,643)
                                                                    ------------

                                                                      4,353,013
                                                                    ------------

Office equipment, at cost:                                               53,254
  Less accumulated depreciation                                         (39,701)
                                                                    ------------

                                                                         13,553
                                                                    ------------

                                                                    $ 5,797,991
                                                                    ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS

CAERWINNING

         The Company's principal mining activities are conducted at its Caerwinning property, which commenced limited production in September of 1998. During 1999 a new primary diamond recovery plant capable of treating 160 tons of mine gravel per hour was erected and commissioned in the fourth quarter of 1999. During the first quarter of 2000, the heaviest rainfall in South Africa's recorded history resulted in targets for tonnage not being met. During the first quarter, 132,424 tons of diamondiferous gravel was treated at Caerwinning
[first quarter 1999, 17,066 tons]. Treatment of these tons yielded 1,013.86 carats of large, high-quality gemstone diamonds [first quarter 1999, 102.6 carats]. The value of this production amounts to $347,102 or $342.36 per carat [first quarter 1999 valuation not available]. The lower-than-expected grade for the period under review resulted from production problems in the treatment of wet gravel. During the first quarter of 2000, the Caerwinning Deposit had an operating profit amounting to $36,161 (first quarter 1999 loss $126,392).


GRASDRIF

         Development activities continued at the Grasdrif Deposit during the first quarter of 2000. On the Lower Terrace, 16,963 tons of diamondiferous gravel was treated [First quarter 1999 34,949 tons]. The treatment of these tons yielded 56.77 carats [first quarter 1999 26.73carats]. Although the recovery from this gravel is significantly lower than expected, the average size and value of the recovered diamonds far exceed expectations. The average size of diamonds produced on the Lower Terrace for the first quarter amounted to 2.58 carats per stone, valued at $792 per carat [first quarter 1999 valuation not available]. Trial mining on the Upper Terrace treated 38,013 tons of diamondiferous gravel [first quarter 1999 Nil], yielding 36 stones with a mass of 95.76 carats with an average size of 2.66 carats per stone, valued at $1,130 per carat. The grade is lower than expected, and is a result of the upper layer of gravel being treated on a very small scale. The treatment of a total of 263,566 tons of diamondiferous gravel since commencement of operations in 1998 through the first quarter of 2000 at the Grasdrif Deposit amounted to 0.33% of the entire reserve.

MONTROSE

         During 1999 the Company completed its interpretation of the results of its large diameter-drilling program conducted during 1998. The conclusion was that diamonds, mainly gemstones, were found across the pipe at various levels. It was therefore decided to begin preparations for a 5,000-ton bulk sample of the pipe with the purpose of determining the actual grade of the deposit and the value per carat of the diamonds. This information is required to complete a feasibility study on the production potential of the Montrose Pipe. The Company is in the process of completing its Environmental Management Program Report
(EMPR) for the bulk sample. During 2000 it is expected that the authorities will approve the EMPR for the bulk sample and a permit will be received to conduct the bulk sample. It is also expected that the option to acquire the property will have to be extended to allow for the completion of the bulk sample during 2001.

CURRENCY  CONSIDERATION

         The Company's mining properties, mining properties under development, and mining equipment are all situated in the Republic of South Africa, where the currency is the Rand. The re-evaluation of the Company's property and equipment to reflect the Rand/US$ exchange rate of $6.53 caused most of the foreign currency translation adjustment of $281,675 for the first quarter ending March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its activities to date through revenue derived from diamond sales, the sale of its equity and securities as well as short-term loan facilities.

         During the first quarter of 2000, the Company completed a private placement of securities, raising $336,800 through the issuance of 1,684,000 shares of common stock and warrants to purchase an additional 1,684,000 shares of common stock at $.20. Subsequent to March 31, 2000, the Company raised an additional $72,400 through the issuance of 362,000 shares of common stock and warrants to purchase an additional 362,000 shares at $.20.

         The Company believes that it requires, at minimum, additional working capital of approximately $500,000 to satisfy its working capital requirements for the next 12 months.

         Should any of the following events occur, additional working capital might be needed during the next 12 months. The events are:

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

                  Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

                  Inapplicable.

Item 5.  Other Information.
         -----------------

                  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

                  (a)      Exhibits
                  ---      --------

                           Inapplicable.

                  (b)      Reports on Form 8-K
                  ---      -------------------

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

                                                Global Diamond Resources, Inc.
                                                (Registrant)


Dated:  May 22, 2000                            By:  /s/ JOHANN DE VILLIERS
                                                   ------------------------
                                                   Johann de Villiers,
                                                   Chief Executive Officer
                                                   and Chief Financial Officer