Form 10QSB
period 2000-06-30
GLOBAL DIAMOND RESOURCES INC
filed 2000-08-07
CIK 1003076

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

         [ ]          TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


Commission File Number 0-21635


                         Global Diamond Resources, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Nevada                                  33-0213535
----------------------------------------     -----------------------------------
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

                                Yes [X]   No [ ]

         As of July 31, 2000, the Company had 48,686,678 shares of its $.0005 par value common stock issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

                                                                           PAGE
                                                                           ----

Condensed Consolidated Balance Sheet at June 30, 2000 (unaudited).............2
Condensed Consolidated Statements of Operations for the three month and six month periods ended June 30, 2000 and 1999 (unaudited)..............3
Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2000 and 1999 (unaudited)............................4
Notes to Condensed Consolidated Financial Statements (unaudited)..............5

                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                   (Unaudited)


                                  ASSETS                          JUNE 30, 2000
                                                                  -------------

Current assets:
  Cash and cash equivalents                                       $    322,185
  Trade accounts receivable                                              3,600
  Inventory                                                            295,214
                                                                  -------------

          Total current assets                                         620,999

 Deferred foreign tax asset                                            798,877

 Mining properties and equipment                                     5,475,432
                                                                  -------------

                                                                  $  6,895,308
                                                                  =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                        $    399,759
  Note payable to director                                             205,096
                                                                  -------------

          Total current liabilities                                    604,855

Long-term debt                                                       3,000,000
                                                                  -------------

          Total liabilities                                          3,604,855
                                                                  -------------

Commitments and contingencies                                               --

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000
    shares authorized, no shares issued and
    outstanding                                                             --

  Common stock, $0.0005 par value, 100,000,000
   shares authorized, 48,686,678 shares issued
   and outstanding                                                      24,343
  Additional paid-in capital                                        14,385,556
  Accumulated deficit                                               (9,415,154)
  Accumulated other comprehensive income:
    Foreign currency translation adjustment                         (1,704,292)
                                                                  -------------

          Total stockholders' equity                                 3,290,453
                                                                  -------------

                                                                  $  6,895,308
                                                                  =============

See accompanying notes to consolidated financial statements.

                                   GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                                   Condensed Consolidated Statements of Operations
                                                     (Unaudited)

                                                   THREE MONTHS    THREE MONTHS      SIX MONTHS       SIX MONTHS
                                                      ENDED            ENDED            ENDED            ENDED
                                                  JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999
                                                  -------------    -------------    -------------    -------------
Diamond Sales                                     $    781,789     $         --     $  1,194,963     $         --

Production Expenses                                   (374,428)        (167,396)        (765,002)        (293,788)

Royalty                                                (36,705)              --          (59,748)              --
                                                  -------------    -------------    -------------    -------------

   Mine Operating Income                               370,656         (167,396)         370,213         (293,788)

Development and exploration expenses                  (291,014)         (92,559)        (531,363)        (185,395)
   Less diamonds recovered                             151,040               --          246,960               --
                                                  -------------    -------------    -------------    -------------
      Net development and exploration expenses        (139,974)         (92,559)        (284,403)        (185,395)

General and administrative expenses                   (363,151)        (424,819)        (634,636)        (867,758)
                                                  -------------    -------------    -------------    -------------

Operating loss                                        (132,469)        (684,774)        (548,826)      (1,346,941)
                                                  -------------    -------------    -------------    -------------
Other
   Interest income                                       2,749           28,235            3,647           68,538
   Interest expense                                   (122,197)        (114,018)        (244,129)        (226,518)
                                                  -------------    -------------    -------------    -------------
      Net interest expense                            (119,448)         (85,783)        (240,482)        (157,980)
                                                  -------------    -------------    -------------    -------------

Loss before net tax benefit/expense                   (251,917)        (770,557)        (789,308)      (1,504,921)

   Income tax expense                                     (390)            (273)            (390)          (1,073)
                                                  -------------    -------------    -------------    -------------

Net Loss                                              (252,307)        (770,830)        (789,698)      (1,505,994)

    Other comprehensive loss -
      Foreign currency translation adjustment         (236,832)          43,901         (518,508)        (200,207)
                                                  -------------    -------------    -------------    -------------

Comprehensive loss                                $   (489,139)    $   (726,929)    $ (1,308,206)    $ (1,706,201)
                                                  =============    =============    =============    =============

Basic and diluted loss per share                  $       (.01)    $       (.02)    $       (.02)    $       (.03)
                                                  =============    =============    =============    =============

Weighted average number of shares outstanding       47,723,986       45,600,678       46,555,623       45,600,678
                                                  =============    =============    =============    =============

See accompanying notes to consolidated financial statements.

                         GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                 SIX MONTHS      SIX MONTHS
                                                                    ENDED           ENDED
                                                                JUNE 30, 2000   JUNE 30, 1999
                                                                -------------   -------------
Cash flows from operating activities:

  Net loss                                                      $   (789,698)   $ (1,505,994)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                  194,376         189,882

      Decrease (increase) in trade accounts receivable                 6,018         (30,198)
      (Increase) in inventory                                       (248,564)       (118,619)
      (Decrease) in accounts payable and accrued liabilities         (18,841)       (746,509)
                                                                -------------   -------------

     Net cash used in operating activities                          (856,709)     (2,211,438)
                                                                -------------   -------------
Cash flows used in investing activities:
    Additions to mining properties and equipment                      (4,991)       (751,651)
                                                                -------------   -------------

     Net cash used in investing activities                            (4,991)       (751,651)
                                                                -------------   -------------
Cash flows provided by financing activities:
     Net proceeds from issuance of common shares                     929,200              --
                                                                -------------   -------------

     Net cash provided by financing activities                       929,200              --
                                                                -------------   -------------

Effects of exchange rates on cash                                     72,585        (193,621)
                                                                -------------   -------------

Net increase (decrease) in cash and  cash equivalents                140,085      (3,156,710)

Cash and cash equivalents, beginning of period                       182,100       5,461,235
                                                                -------------   -------------

Cash and cash equivalents, end of period                        $    322,185    $  2,304,525
                                                                =============   =============


See accompanying notes to condensed consolidated financial statements

                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                                  June 30, 2000


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

(2)      Mining Properties and Equipment
                                                                     June 30,
                                                                       2000
                                                                   ------------

         Mining property:
           Caerwinning deposit, at cost                            $   469,560
           Less accumulated amortization                               (74,663)
                                                                   ------------

                                                                       394,897
                                                                   ------------

         Mining properties under development:
           Grasdrif deposit                                            987,594
                                                                   ------------

         Mining equipment, at cost:                                  4,933,830
           Less accumulated depreciation                              (852,720)
                                                                   ------------

                                                                     4,081,110
                                                                   ------------

         Office equipment, at cost:                                     53,740
           Less accumulated depreciation                               (41,909)
                                                                   ------------

                                                                        11,831
                                                                   ------------

                                                                   $ 5,475,432
                                                                   ============

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

RESULTS OF OPERATIONS

CAERWINNING
         The Company's principal mining activities are conducted at its Caerwinning property. The following chart details production information for the three months ending June 30, 2000 and 1999 and for the six months ending June 30, 2000 and 1999:

                                 Three Months    Three Months     Six Months      Six Months
                                    Ending          Ending          Ending          Ending
                                June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                -------------   -------------   -------------   -------------
Number of tons treated               127,574          36,017         259,998          53,083
Number of carats yielded               1,764             133           2,778             236
Total $ Value of production     $    782,551    Not available   $  1,129,653    Not available
$ Value per Carat               $        444    Not available   $        407    Not available


The Caerwinning Deposit had an operating profit amounting to $370,656 for the three months ending June 30, 2000 and $370,213 for the six months ending June 30, 2000. (For the three months ending June 30, 1999 and six months ending June 30, 1999, the deposit had an operating loss of $167,396 and $293,788, respectively).

GRASDRIF
         Development activities continued at the Grasdrif Deposit during the second quarter of 2000. On the Lower Terrace, 32,912 tons of diamondiferous gravel was treated during the three months ending June 30, 2000 and 49,875 tons were treated for the six months ending June 30, 2000. (Three months ending June 30, 1999, 26,119 tons and six months ending June 30, 1999, 61,068 tons). The treatment of these tons yielded 44.34 carats for the three months ending June 30, 2000 and 101 carats for the six months ending June 30, 2000. (Three months ending June 30, 1999, 64 carats and six months ending June 30, 1999, 91 carats). Although the recovery from this gravel is significantly lower than expected, the average size and value of the recovered diamonds far exceed expectations. The average size of diamonds produced on the Lower Terrace during the second quarter of 2000 amounted to 1.64 carats per stone, valued at $774 per carat and for the first quarter of 2000 amounted to 2.58 carats per stone, valued at $792 per carat. (First and second quarter 1999 valuation not available).

         Trial mining on the Upper Terrace treated 46,666 tons of diamondiferous gravel for the three months ending June 30, 2000 and 84,679 tons for the six months ending June 30, 2000. (First and second quarter 1999, Nil). For the three months ending June 30, 2000, this treatment yielded 34 stones with a mass of
79.98 carats with an average size of 2.35 carats per stone, valued at $1,151 per carat. For the six months ending June 30, 2000, this treatment yielded 70 stones with a mass of 175.74 carats with an average size of 2.51 carats per stone, valued at $1,140. The grade is lower than expected. The treatment of a total of 343,144 tons of diamondiferous gravel since commencement of operations in 1998 through the second quarter of 2000 at the Grasdrif Deposit amounted to 0.43% of the entire reserve.

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

GENERAL AND ADMINISTRATIVE EXPENSES
         In line with management's continuing efforts to streamline overhead costs, general and administrative expenses were reduced in the current quarter by 15% and for the six months ending June 30, 2000 by 24%.

CURRENCY  CONSIDERATION
         The Company's mining properties, mining properties under development, and mining equipment are all situated in the Republic of South Africa, where the currency is the Rand. The re-evaluation of the Company's property and equipment to reflect the average Rand/US$ exchange rate of ZAR6.6025 caused most of the foreign currency translation adjustment of $518,508 for the six months ending June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES
         The Company has financed its activities to date through revenue derived from diamond sales, the sale of its equity and securities as well as short-term loan facilities.

         During the first six months of 2000, the Company completed a private placement of securities, raising $929,200 through the issuance of 3,086,000 shares of common stock and warrants to purchase an additional 3,086,000 shares of common stock at prices ranging from $.20 to $.50 per share.

         The Company believes that at the current levels of production with budgeted targets being met in the future no additional working capital will be required during the next 12 months.

         Should any of the following events occur, additional working capital might be needed during the next 12 months. The events are:

a)   that the Caerwinning Deposit has negative cash flow from operations;
b) the trial mining on the Upper Terrace at the Grasdrif property continues in an operating loss or negative cash flow.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

                  Inapplicable.

Item 2.  Changes in Securities.
         ---------------------

                  During the first six months of 2000, a private placement took place of 3,086,000 shares of common stock totaling $929,200. The following is a list of each transaction of $.0005 par value common stock:

    Date                    Name                Number of Shares    Total Amount
    ----                    ----                ----------------    ------------

   3-9-00       Rosemary Investments                 875,000          $175,000
   3-9-00       Nathan Plafsky                        75,000            15,000
   3-9-00       Cohen Family Limited Partnership      75,000            15,000
  3-14-00       Stephen Radez                        100,000            20,000
  3-17-00       William Cohen                         75,000            15,000
  3-17-00       Betty Cohen                           75,000            15,000
  3-17-00       Nathan Plafsky                        75,000            15,000
  3-17-00       Donald G. Wood                       184,000            36,800
  3-20-00       Stephen Blau                          50,000            10,000
  3-20-00       John Sylvester                        25,000             5,000
  3-23-00       Jarrow Limited                        75,000            15,000
  3-23-00       Donald Wood                           27,000             5,400
   4-7-00       Donald Wood                           60,000            12,000
  4-13-00       Dandy Ltd.                           275,000            55,000
  6-13-00       Pierre De Villiers                    20,000            10,000
  6-16-00       Morton Siegler                        20,000            10,000
  6-19-00       Nacoma/Titan                       1,000,000           500,000


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

                                           Global Diamond Resources, Inc.
                                           (Registrant)


Dated:  July 31, 2000                      By:  /S/ JOHANN DE VILLIERS
                                              --------------------------------
                                                 Johann de Villiers,
                                                 Chief Executive Officer
                                                   and Chief Financial Officer