Form 10QSB
period 2000-09-30
GLOBAL DIAMOND RESOURCES INC
filed 2000-11-13
CIK 1003076

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

         [ ]          TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________


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

                                 Yes [X]  No [ ]

         As of October 31, 2000, the Company had 48,686,678 shares of its $.0005 par value common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

                                                                            PAGE
                                                                            ----

Condensed Consolidated Balance Sheet at September 30, 2000 (Unaudited)........3
Condensed Consolidated Statements of Operations for the three months and nine months period ended September 30, 2000 and 1999 (Unaudited).................4
Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999 (Unaudited)...............................5
Notes to Condensed Consolidated Financial Statements (Unaudited)..............6

                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                   (Unaudited)


                                     ASSETS
                                                                  SEPTEMBER 30,
                                                                       2000
                                                                  -------------
Current assets:
  Cash and cash equivalents                                       $     53,511
  Trade accounts receivable                                              9,219
  Inventory                                                            534,613
                                                                  -------------

          Total current assets                                         597,343

 Deferred foreign tax asset                                            746,081

 Mining properties and equipment                                     5,023,946
                                                                  -------------

                                                                  $  6,367,370
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $    816,738
  Accrued liabilities                                                  184,617
  Note payable to director                                              53,742
                                                                  -------------

          Total current liabilities                                  1,055,097

Long-term debt                                                       3,000,000
                                                                  -------------

          Total liabilities                                          4,055,097
                                                                  -------------

Commitments and contingencies                                               --

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                            --
  Common stock, $0.0005 par value, 100,000,000 shares
    authorized, 48,686,678 shares issued and outstanding                24,343
  Additional paid-in capital                                        14,385,556
  Accumulated deficit                                               (9,998,567)
  Accumulated other comprehensive income:
    Foreign currency translation adjustment                         (2,099,059)
                                                                  -------------

          Total stockholders' equity                                 2,312,273
                                                                  -------------

                                                                  $  6,367,370
                                                                  =============

See accompanying notes to consolidated financial statements.

                                    GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                                    Condensed Consolidated Statements of Operations
                                                      (Unaudited)

                                                   THREE MONTHS      THREE MONTHS       NINE MONTHS       NINE MONTHS
                                                       ENDED             ENDED             ENDED             ENDED
                                                   SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                        2000              1999              2000              1999
                                                   -------------     -------------     -------------     -------------
Diamond Sales                                      $    691,806      $    437,594      $  1,886,769      $    437,594

Production Expenses                                    (616,251)         (254,904)       (1,381,253)         (548,692)


Development and exploration expenses                   (261,101)         (190,753)         (792,464)         (376,148)
   Less diamonds recovered                              153,689                --           400,649                --
                                                   -------------     -------------     -------------     -------------
      Net development and exploration expenses         (107,412)         (190,753)         (391,815)         (376,148)

Royalty                                                 (34,591)          (21,880)          (94,339)          (21,880)

Selling, general and administrative expenses           (396,653)         (331,174)       (1,031,289)       (1,198,932)
                                                   -------------     -------------     -------------     -------------

Operating loss                                         (463,101)         (361,117)       (1,011,927)       (1,708,058)
                                                   -------------     -------------     -------------     -------------

Other
   Interest income                                        1,130            13,719             4,777            82,257
   Interest expense                                    (120,409)         (115,022)         (364,538)         (341,540)
                                                   -------------     -------------     -------------     -------------
      Net interest expense                             (119,279)         (101,303)         (359,761)         (259,283)
                                                   -------------     -------------     -------------     -------------

Loss before tax expense                                (582,380)         (462,420)       (1,371,688)       (1,967,341)

   Income tax expense                                      (800)               --            (1,190)           (1,073)
                                                   -------------     -------------     -------------     -------------

Net Loss                                               (583,180)         (462,420)       (1,372,878)       (1,968,414)

    Other comprehensive loss -
      Foreign currency translation adjustment          (394,842)            6,681          (913,350)         (193,526)
                                                   -------------     -------------     -------------     -------------

Comprehensive loss                                 $   (978,022)     $   (455,739)     $ (2,286,228)     $ (2,161,940)
                                                   =============     =============     =============     =============

Basic and diluted loss per share                   $       (.01)     $       (.01)     $       (.03)     $       (.04)
                                                   =============     =============     =============     =============
Weighted average number of shares outstanding        48,686,678        45,600,678        47,455,539        45,600,678
                                                   =============     =============     =============     =============

See accompanying notes to consolidated financial statements.


                       GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                            Consolidated Statements of Cash Flows
                                         (Unaudited)

                                                                NINE MONTHS     NINE MONTHS
                                                                   ENDED           ENDED
                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                    2000            1999
                                                               -------------   -------------
Cash flows from operating activities:

  Net loss                                                     $ (1,372,878)   $ (1,968,414)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                 375,643         323,317
      Decrease (increase) in trade accounts receivable                 (429)        (69,212)
      (Increase) in inventory                                      (532,483)        (43,752)
      Increase (decrease) in accounts payable                       272,674        (406,476)
      Increase (decrease) in accrued liabilities                    182,842        (272,564)
                                                               -------------   -------------

     Net cash used in operating activities                       (1,074,631)     (2,437,101)
                                                               -------------   -------------

Cash flows used in investing activities:
    Additions to mining properties and equipment                    (27,692)     (2,233,913)
                                                               -------------   -------------

     Net cash used in investing activities                          (27,692)     (2,233,913)
                                                               -------------   -------------

Cash flows provided by financing activities:
     Net proceeds from director's loan                               57,876              --
     Net proceeds from issuance of common shares                    929,200              --
                                                               -------------   -------------

     Net cash provided by financing activities                      987,076              --
                                                               -------------   -------------

Effects of exchange rates on cash                                   (13,342)       (174,672)
                                                               -------------   -------------

Net decrease in cash and  cash equivalents                         (128,589)     (4,845,686)

Cash and cash equivalents, beginning of period                      182,100       5,461,235
                                                               -------------   -------------

Cash and cash equivalents, end of period                       $     53,511    $    615,549
                                                               =============   =============

See accompanying notes to condensed consolidated financial statements.


                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                               September 30, 2000


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

(2)      Mining Properties and Equipment
                                                        September 30, 2000
                                                        ------------------

         Mining property:
           Caerwinning deposit, at cost                    $   452,451
           Less accumulated amortization                       (79,172)
                                                           ------------

                                                               373,279
                                                           ------------

         Mining properties under development:
           Grasdrif deposit                                    928,742
                                                           ------------

         Mining equipment, at cost:                          4,623,367
           Less accumulated depreciation                      (910,392)
                                                           ------------

                                                             3,712,975
                                                           ------------

         Office equipment, at cost:                             52,251
           Less accumulated depreciation                       (43,301)
                                                           ------------

                                                                 8,950
                                                           ------------

                                                           $ 5,023,946
                                                           ============

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

RESULTS OF OPERATIONS

CAERWINNING
         The Company's principal mining activities are conducted at its Caerwinning property. The following chart details production information for the three months ended September 30, 2000 and 1999 and for the nine months ended September 30, 2000 and 1999:

                                      Three Months           Three Months            Nine Months            Nine Months
                                          Ended                  Ended                  Ended                  Ended
                                   September 30, 2000     September 30, 1999     September 30, 2000      September 30, 1999
                                   ------------------     ------------------     ------------------      ------------------
Number of tons treated                       161,639                 50,388                421,637                 103,471
Number of carats yielded                     1,377.4                 444.46               4,155.09                  680.46
Total $ Value of production                $ 508,982          Not available            $ 1,699,349           Not available
$ Value per Carat                          $  369.52          Not available            $    408.98           Not available

The Caerwinning Deposit had an operating profit amounting to $40,964 for the three months ended September 30, 2000 and $411,177 for the nine months ended September 30, 2000. (For the three months ended September 30, 1999, the deposit had an operating profit of $160,810 and for the nine months ended September 30, 1999 an operating loss of $132,978.)

Tonnage throughput at Caerwinning during the quarter ended September 30, 2000 and the resulting diamond production were materially down from that budgeted for, as a result of extremely hard conglomerates found in the gravel. Plant modifications that include crushers had to be made and became operational in October 2000. The Company expects production to return to budgeted amounts in November 2000.

During the quarter ended September 30, 2000 the Company's consulting geologists completed the ground magnetic survey of the two geomagnetic anomalies on the Caerwinning property. Their full report is expected during the fourth quarter.

GRASDRIF
         Development activities continued at the Grasdrif Deposit during the third quarter of 2000. The following chart details the exploration and trial mining information for the three months ended September 30, 2000 and 1999 and for the nine months ended September 30, 2000 and 1999:

                                      Three Months           Three Months            Nine Months            Nine Months
                                          Ended                  Ended                  Ended                  Ended
                                   September 30, 2000     September 30, 1999     September 30, 2000      September 30, 1999
                                   ------------------     ------------------     ------------------      ------------------
Number of tons treated                        85,616                 36,482                220,170                  97,550
Number of carats yielded                      151.61                  25.17                 428.45                  115.94
Total $ value of production               $  183,605          Not available              $ 418,297           Not available
$ Value per Carat                         $ 1,211.03          Not available              $  976.30           Not available

Exploration and trial mining activities at Grasdrif cost the Company, net of revenues from diamond sales, $107,412 for the three months ended September 30, 2000 and $391,815 for the nine months ended September 30, 2000. (For the three months ended September 30, 1999 and the nine months ended September 30, 1999 exploration and trial mining activities at Grasdrif cost the Company net of diamond sales $190,753 and $376,148 respectively).

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

FINANCIAL RESULTS

                              Three Months             Three Months             Nine Months            Nine Months
                                 Ended                     Ended                   Ended                  Ended
                           September 30, 2000       September 30, 1999      September 30, 2000      September 30, 1999
                           ------------------       ------------------      ------------------      ------------------
Diamond Sales                       $691,806                 $437,594             $1,886,769                $437,594
Operating Loss                       463,101                  361,117              1,011,927               1,708,058
Net Loss                             583,180                  462,420              1,372,878               1,968,414
Loss per Share                           .01                      .01                    .03                     .04

The disappointing financial results for the third quarter of 2000 was due to the production problems encountered at Caerwinning more fully described above.

GENERAL AND ADMINISTRATIVE EXPENSES
         Management is continuing its efforts to streamline overhead costs and general and administrative expenses. General and administrative expenses for the three months ended September 30, 2000 were up from the previous quarter by 9%. This is primarily due to unexpected travel costs. General and administrative expenses for the nine months ended September 30, 2000 are down 14% from the same period last year.

CURRENCY CONSIDERATION
         The Company's mining properties, mining properties under development, and mining equipment are all situated in the Republic of South Africa, where the currency is the Rand. Under current accounting pronouncements, the Company is required to translate the period end assets and liabilities of its South African subsidiary at the current exchange rate, while maintaining equity accounts at the exchange rate in place at the time of the original transaction. The resulting changes in exchange rates must be accumulated and accounted for in the equity section as foreign currency translation reserve. The translation of the Company's property and equipment to reflect the Rand/US$ exchange rate at balance sheet date caused most of the foreign currency translation adjustment of $913,350 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES
         The Company has financed its activities to date through revenue derived from diamond sales, the sale of its equity and securities as well as short-term loan facilities.

         The Company believes that as a result of the decline of production at Caerwinning and the time required to commission the plant modifications the Company will require an additional cash amount of $500,000 during the next 12 months, providing that budgeted targets are met in the future.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

                  Inapplicable.

Item 2.  Changes in Securities.
         ---------------------

                  During the first nine months of 2000, a private placement took place of 3,086,000 shares of common stock totaling $929,200. The following is a list of each transaction of $.0005 par value common stock:

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

                                               Global Diamond Resources, Inc.
                                               (Registrant)


Dated:  October 31, 2000                       By:  /S/ JOHANN DE VILLIERS
                                                  ------------------------------
                                                    Johann de Villiers,
                                                    Chief Executive Officer
                                                     and Chief Financial Officer