Form 10KSB
period 2000-12-31
GLOBAL DIAMOND RESOURCES INC
filed 2001-04-10
CIK 1003076

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ----------------------

Commission file number 0-21635


                         GLOBAL DIAMOND RESOURCES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


            Nevada                                                33-0213535
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


     836 Prospect Street, Suite 2B
        La Jolla, California                                          92037
----------------------------------------                         ---------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (858) 459-1928
                                                         --------------

SECURITIES TO BE REGISTERED UNDER SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH
     TO BE SO REGISTERED                          EACH CLASS IS TO BE REGISTERED

             None                                             N/A
-------------------------------                   ------------------------------


SECURITIES TO BE REGISTERED UNDER SECTION 12(g) OF THE ACT:

                         Common Stock, $.0005 par value
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

The market value of the voting stock held by non-affiliates of the registrant as of March 22, 2001 was approximately $2,993,000.

The number of shares of the Common Stock outstanding as of March 22, 2001 was 53,171,678.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development
--------------------

         CERTAIN MINING AND GEOLOGICAL TERMS USED BELOW ARE DEFINED IN THE SECTION "GLOSSARY," BELOW. THE COMPANY HAS ENTERED INTO CERTAIN FINANCIAL COMMITMENTS PAYABLE IN RAND, THE UNIT OF CURRENCY OF THE REPUBLIC OF SOUTH AFRICA. ALL RAND BASED AMOUNTS ARE DESIGNATED BY THE SYMBOL R. AS OF MARCH 22, 2001, THE RAND-DOLLAR EXCHANGE RATE WAS 7.97 RAND TO ONE U.S. DOLLAR.

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

         Unless the context otherwise requires, all references to "we" and "the Company" include its wholly owned subsidiaries:

     |X| Global Diamond Resources Inc., a British Columbia corporation (GDR-BC), |X| Global Diamond Resources (SA) (Pty) Limited, a South African
         corporation (GDR-SA),
     |X| Global Diamond Resources International Limited, a British Virgin
         Islands corporation (GDR-BVI),
     |X| Nabas Diamonds (Pty) Limited, a South African corporation (Nabas).
     |X| GDR Drilling (Pty) Limited, a South African corporation (GDR Drilling)

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

         RECOVERY

         Each recovery plant consists of screens and associated separators that employ water, agitation, gravity and centrifugal force as a primary method to separate the heavier diamondiferous concentrate from the lighter tailings. The two methods employed are rotary pans and dense media separation (DMS). Both methods are well tried, the only difference being that pans are much cheaper to construct and operate; however a DMS can be monitored electronically.

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

Overburden                                 A body of rock or sediment that does
                                           not contain a mineral that has
                                           sufficient utility and value to be
                                           extracted at a profit (i.e. waste).

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

Proven Reserves                            Reserves for which (a) the quantity
  (Measured Resource)                      is computed from dimensions which can
                                           be measured from outcrops, trenches,
                                           workings or drill holes. Certain
                                           grades and/or qualities computed from
                                           the results of detailed sampling, can
                                           be allocated to the quantity thus
                                           delineated and (b) the sites for
                                           inspection, sampling and measurement
                                           are spaced so closely and the
                                           geologic character is so well defined
                                           that size, shape, depth and mineral
                                           content of the reserves are
                                           well-established. See "Reserves" and
                                           "Proven Reserves."

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

         THE GRASDRIF DEPOSIT

         PROPERTY RIGHTS. The Company holds a prospecting permit for the Grasdrif Deposit through its wholly owned subsidiary company, Nabas. The prospecting permit expires on August 4, 2003. We will apply for a mining permit when the level of activities warrant such an application. In terms of the prospecting permit, we are required to pay to the government a surface rental amounting to R5, 200 ($652 as of March 22, 2001). This amount was increased to R10, 400 per year, beginning in 2001. Additionally, an agreement was reached in August 2000, whereby the Company has agreed to pay the Namaqualand District Council a minimum of R50, 000 ($6,274 as of March 22, 2001) per year, considered a usage fee. We are in the process of delineating ore reserves on these extensive deposits with the view of applying for a mining permit in the near future.

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

         RESERVES. Based upon the following, we estimate that the Grasdrif deposit contains approximately 80 million tonnes of diamondiferous gravel:
         |X| the results derived from a 10,000 meter drilling program completed by the Company in 1997,
         |X| ongoing second phase drilling and bulk sampling, and |X| the results of previous exploration programs on the property conducted during the early 1980's.

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

         THE CAERWINNING DEPOSIT

         PROPERTY RIGHTS. The Company has acquired the exclusive rights to conduct mining operations at Caerwinning, a 2, 333-hectare alluvial deposit located in the Northern Cape Province of the Republic of South Africa. Pursuant to the mineral lease, we have an initial 10-year right to mine at the Caerwinning deposit, expiring March 31, 2008 (with a 10 year renewal option). In terms of the mineral lease, we are required to pay to the government a 5% royalty of the gross selling price of the monthly production from the deposit, with a minimum payment of R65,000 per year, ($8,156 as of March 22, 2001), and to be increased by R5, 000 per year.

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

         GEOLOGY. The gravel of the Caerwinning deposit is underlain by quartzite and shale of the Schmidtsdrif formation of the Transvaal Sequence, as well as carboniferous shale and tillite of the Dwyka Formation of the Karoo Sequence. Rock types of both sequences found on the deposit are horizontally or near horizontally bedded, and are not conducive to pothole formation. Outcrops of rocks of the Transvaal Sequence occur along the western and southern boundaries of the deposit. Rock types belonging to the Dwyka formation do not outcrop and were only found in drill holes and excavations. The gravel occurs in three distinct terraces, of which the oldest is located, the furthest from the present riverbed. The terraces are named T1, T2 and T3 with T1 being the oldest. Secondary calcification is extensive in the oldest terraces but negligible in the later and recent deposits. The gravel of both terraces mainly consists of cobble and pebble sized clasts in a sandy matrix. Boulder sized particles are extremely rare except where local tributaries have introduced large, slightly angular boulders into the mainstream deposits.

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

         THE MONTROSE KIMBERLITE PIPE

         PROPERTY RIGHTS. The Company has the exclusive prospecting rights and an option to purchase a farm in the Gauteng Province in the Republic of South Africa, which includes a mining prospect known as the Montrose No. 3 (referred to herein as the "Montrose Pipe"). Pursuant to a Notarial Prospecting Contract between Maria Anna Gobey and our wholly-owned subsidiary, GDR-SA, we have extended the exclusive rights to prospect on the property until October 10, 2001 in consideration of a payment of R60, 000 ($8,268 at September 20, 2000 ) and 10% of the value of all diamonds recovered by us during the prospecting period. We also have the exclusive option until October 10, 2001 to purchase the farm for a purchase price of $600,000. We have filed an Environmental Management Program Report (EMPR) with the local government, who have accepted this report and have issued us a prospecting permit for this property.

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

         Mining rights in the Republic of South Africa are governed by the Minerals Act No. 50 of 1991. Pursuant to the Minerals Act, the right to prospect or mine is dealt with in terms of the common law, which entitles the holder of the right to prospect for and mine the minerals concerned. This common law right is, however, made subject to the provisions of the Minerals Act, which state that no common law right to prospect or mine minerals may be exercised unless the prescribed statutory authorization has been obtained in the form of a permit to prospect or an authorization to mine. A prerequisite for the granting of the authorizations that the applicant must be the holder of the common law right to the minerals.

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

EMPLOYEES

         As of December 31, 2000, the Company employed 132 persons, including 2 management level employees in the U.S. and 6 managers and 124 other employees in the Republic of South Africa. None of our employees are unionized or otherwise subject to a collective bargaining agreement and we believe that our relationship with our employees is excellent. Subsequent to year-end, approximately 60 employees were terminated as part of our efforts to streamline production costs and reduce unnecessary payroll costs. All terminated employees were given retrenchment packages as well as assurances that, upon future labor demands, they will be rehired.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's executive offices are located in La Jolla, California and consist of approximately 599 square feet of leased premises. Our lease for these premises expires on March 31, 2002 and provides for monthly rent of $1,462. We also lease approximately 260 square feet in the SA Diamond Center in Johannesburg, South Africa. The lease provides for monthly rental of R1, 660 ($208 as of March 22, 2001) and expires on February 28, 2003. We lease approximately 750 square feet of office space in Somerset West from a director of the Company for R1800 ($226 as of March 22, 2001) per month with no expiration. Subsequent to year-end, we moved our office from Somerset West to our property in Delportshoop, South Africa. We purchased a property in August 1998 in Delportshoop, South Africa, which is near the Caerwinning Deposit, by issuing 151,171 shares of Common Stock and an extension of certain warrant terms. The property, which consists of an office and employees and visitors housing totaling 5,880 square feet, is used for the Caerwinning Deposit. See "Item 1. Business and Properties - The Caerwinning Deposit; The Montrose Kimberlite Pipe; and The Grasdrif Deposit" for a description of the Company's mining properties.

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

         In August 1999, the Company and Mr. de Villiers filed an answer to Mr. Abu Bakr's complaint in which they denied all of the allegations contained therein. The Company believes that the allegations of Mr. Abu Bakr are frivolous and, accordingly, the Company is vigorously defending this case. The parties are currently conducting discovery and depositions are being taken. Plaintiff Mood has filed a Motion to Vacate the Arbitration Award which was made against him in Saudi Arabia with the Court. The Company has opposed the Motion. However, the Court has not yet made a ruling on the Motion. A Motion for Summary Judgment will be filed after the Court rules on the Motion to Vacate the Arbitration Award. No trial date has yet been set for this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to the security holders of the Company in 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's Common Stock has been listed on the OTC Bulletin Board under the symbol "GDRS" since August 12, 1996. Set forth below are the high and low closing prices for the Company's Common Stock for each quarter during 2000 and 1999. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

              Quarter Ended            High               Low
              -------------            ----               ---
            December 31, 2000         $.3438            $.0781
            September 30, 2000        $.5312            $.2500
            June 30, 2000             $ .8750           $.4375
            March 31, 2000            $.9375            $.1250

            December 31, 1999         $.2500            $.0781
            September 30, 1999        $.3438            $.1250
            June 30, 1999             $.2344            $.1094
            March 31, 1999            $.4375            $.1562

         As of March 22, 2001, there were approximately 154 record holders and 426 beneficial holders of the Company's Common Stock.

         We have not paid any cash dividends and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

         During 2000, we had the following transactions in common stock:

o During March 2000, we issued 1,711,000 shares of common stock for $342,200 as follows:
      o      3-9-00 Rosemary Investments 875,000 shares for $175,000
      o      3-9-00 Nathan Plafsky 75,000 shares for $15,000
      o      3-9-00 Cohen Family Limited Partnership 75,000 shares for $15,000
      o      3-14-00 Stephen Radez 100,000 shares for $20,000
      o      3-17-00 William Cohen 75,000 shares for $15,000
      o      3-17-00 Nathan Plafsky 75,000 shares for $15,000
      o      3-17-00 Betty Cohen 75,000 shares for $15,000
      o      3-17-00 Donald G. Wood 184,000 shares for $36,800
      o      3-20-00 John Sylvester 25,000 shares for $5,000
      o      3-20-00 Steven Blau 50,000 shares for $10,000
      o      3-23-00 Jarrow Limited 75,000 shares for $15,000
      o      3-23-00 Donald Wood 27,000 shares for $5,400

         These shares were accompanied by 1,711,000 common stock warrants exercisable at $.20 per share and expire in March 2003.

o During April 2000, we issued 335,000 shares of common stock for $67,000 as follows:
      o      4-7-00 Donald Wood 60,000 shares for $12,000
      o      4-13-00 Dandy, Ltd. 275,000 shares for $55,000

     These shares were accompanied by 335,000 common stock warrants, exercisable at $.20 per share and expire in April 2003.
o During May 2000, we issued 360,000 shares of common stock to Thatcham Limited for services, valued at $90,000.
o During June 2000, we issued 1,040,000 shares of common stock for $520,000 as follows:
      o      6-13-00 Pierre de Villiers 20,000 shares for $10,000
      o      6-16-00 Morton Siegler 20,000 shares for $10,000
      o      6-19-00 Nacoma/Titan 1,000,000 shares for $500,000
     These shares were accompanied by 1,040,000 common stock warrants, exercisable at $.50 per share and expire in June 2003.

o During August 2000 we issued 100,000 shares of common stock for services valued at $37,500 as follows:
      o      Pamela A. Ford 33,334 shares valued at $12,500
      o      Margaret L. Pienaar 33,333 shares valued at $12,500
      o      Mary Ann Daubmann 33,333 shares valued at $12,500
o During November 2000, we issued 25,000 shares of common stock to Ronald de Jong for services, valued at $4,688. In addition, we issued 100,000 common stock warrants at $.50 per share. 25,000 of these warrants are immediately exercisable, 25,000 are exercisable when the average seven day closing value of the stock reaches $1.00 per share, and 50,000 are exercisable when the average seven day closing value of the stock reaches $1.50 per share. The warrants expire on July 1, 2005.
o On December 31, 2000, we issued 3,500,000 shares of common stock for $437,449 as follows:
      o      LIWA Diamond Co. 1,200,000 shares for $149,980
      o      New Diamond Co. 1,200,000 shares for $149,985
      o      Buckmore 400,000 shares for $50,000
      o      Dandy Ltd. 400,000 shares for $50,000
      o      Omar AZ Baaboud 200,000 shares for $24,990
      o      Abdullah M. Ibrahim 100,000 shares for $12,494
o On December 31, 2000, we issued 500,000 shares of common stock to Albert de Villiers, an employee of the Company, valued at $39,050 as an incentive. Title to the shares vest at 100,000 per year, due upon completion of each year for five years.

         During 1999, there were no sales of common stock.

         During 1998, we had the following transactions in common stock:
o During March 1998, we issued 172,286 shares of common stock from warrants exercised at $.75 per share or $45,896.
o During August 1998, we issued 151,171 shares of common stock, as well as an extension of certain warrant terms, for the purchase of property in Delportshoop, South Africa. The common stock was valued at $61,980.
o During December 1998, we issued 19,986,950 shares of common stock totaling $6,146,104.
o During December 1998, we issued 666,667 shares of common stock valued at $133,333 to a shareholder as a fee for their assistance in the return of a disputed finder's fee.
o During December 1998, we issued 720,000 shares of common stock for services valued at $90,000.

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

RESULTS OF OPERATIONS

CAERWINNING
         The Company's principal mining activities are conducted at its Caerwinning property. The following chart details production information for the three years ended December 31, 2000, 1999 and 1998:


                                                 2000             1999           1998
                                                 ----             ----           ----

Number of tons treated                           552,000          186,000        37,000
Number of carats yielded                           5,017            1,080           219
Estimated $ Value at recovery*                $2,000,000         $457,000       $87,000
Estimated$ Value per Carat at recovery*             $399             $423          $398
Operating Profit/(Loss)                        ($432,278)       ($536,649)    ($122,209)
*May not reflect actual sales value due to changing inventory levels.

         Notwithstanding an operating profit of $411,177 for the first nine months of 2000 operations at Caerwinning resulted in an operating loss of $432,278 for the year. In the third quarter of 2000 a calcified conglomerate was discovered, necessitating the need to add crushers to process the gravel. During this time, we were forced to mine in an area where the overburden ratio was quite high, resulting in increased production costs in the fourth quarter. This, coupled with a much lower average value per carat obtained in this area, caused the losses of the fourth quarter. During the first quarter of 2001, the crushers were fully operational, thereby allowing us to process the gravel expeditiously and work in areas with a lower overburden ratio. The result was an operating profit for the first two months of 2001.

         During the quarter ended September 30, 2000 the Company's consulting geologists completed the ground magnetic survey of the two geomagnetic anomalies on the Caerwinning property. The survey indicates two large geomagnetic anomalies, both which warrant drilling, and are expected to be completed in 2001.

GRASDRIF
         Development and trial mining activities continued at the Grasdrif Deposit during the year ended December 31, 2000. The following chart details the exploration and trial mining information for both the upper and lower terraces for the three years ended December 31, 2000, 1999 and 1998:

                                                      2000           1999          1998
                                                      ----           ----          ----

Number of tons treated                               287,000        117,000        68,000
Number of carats yielded                                 611            255            54
Estimated $ Value at recovery*                      $577,000       $272,000       $24,000
Estimated $ Value per Carat at recovery*                $944         $1,066          $438
Trial Mining Costs                                $1,109,520       $741,032      $632,824
* May not reflect actual sales value due to changing inventory levels.

MONTROSE
         During 2000 we applied for a permit to conduct a 5,000 tonne bulk sample with the purpose of determining the actual grade of the deposit and the value per carat of the diamonds. This information is required to complete a feasibility study on the production potential of the Montrose Pipe. The authorities approved the Environmental Management Program Report (EMPR) for the bulk sample during the first quarter of 2001. The prospecting rights as well as the option to acquire the property were extended to October 2001 to allow for the completion of the bulk sample .

FINANCIAL RESULTS

                                 2000             1999             1998
                                 ----             ----             ----
Diamond Sales                 $2,564,600         $714,679          $36,990
Operating Loss                $2,589,137       $2,706,032       $2,332,552
Net Loss                      $2,536,303       $2,192,731       $3,595,167
Loss per Share                     $0.05            $0.05            $0.15

GENERAL AND ADMINISTRATIVE EXPENSES

         Management is continuing its efforts to streamline overhead costs and general and administrative expenses. General and administrative expenses for the year ended December 31, 2000 and 1999 were $1,604,592 and $1,681,078, respectively.

CURRENCY CONSIDERATION

         Our mining properties, mining properties under development, and mining equipment are all situated in the Republic of South Africa, where the currency is the Rand. Under current accounting pronouncements, the Company is required to translate the period end assets and liabilities of its South African subsidiary at the current exchange rate, while maintaining equity accounts at the exchange rate in place at the time of the original transaction. The resulting changes in the balance sheet accounts due to exchange rate fluctuation must be accumulated and accounted for in the equity section as foreign currency translation reserve. The translation of our property and equipment to reflect the Rand/US$ exchange rate of $7.564 and $6.2485 at December 31, 2000 and 1999, respectively, caused most of the foreign currency translation adjustment of $1,090,625 for 2000 and $350,803 for 1999. This resulted in accumulated foreign currency translation adjustments of $2,276,409 and $1,185,784 at December 31, 2000 and 1999
respectively.

FIRST QUARTER 2001

         On January 13, 2001 Mr. Pieter van Wyk resigned as Director of Exploration and Mining and Director of the Company and Director of Global Diamond-SA. Mr. Albert de Villiers, who had been appointed Chief Operating Officer of South African operations, assumed responsibility for all day-to-day management activities of the Company in South Africa.

         During the first quarter of 2001 management-reviewed operations in depth and a program of cost cutting and a focus on production was implemented. Operations at Caerwinning returned to an operational profit and the recovery of a number of large high quality gemstone diamonds at Grasdrif placed both the operations at Grasdrif and the entire operations of the Company on a profitable basis. These results support our belief that, given the nature of alluvial deposits, operations on a large scale could be conducted profitably.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its activities to date through revenue derived from diamond sales, the sale of its equity securities as well as short-term loan facilities.

         We believe that we require additional working capital of approximately $500,000 to satisfy our working capital requirements for the next 12 months. Should any of the following events occur, additional working capital might be needed during the next 12 months. The events are:

a)    that the Caerwinning Deposit has negative cash flow from operations;
b) the trial mining at the Grasdrif property returns to an operating loss or negative cash flow.

         Our belief concerning our working capital requirements are based on certain assumptions concerning, among other things, the estimated grade of processed ore, average price per carat, scale of mining operations, Rand-U.S. dollar exchange rate, and cost of production. If any of these assumptions prove incorrect, the Company may require further additional capital. Any such additional financing may require an additional pledge or mortgage of the Company's properties and/or any production therefrom. There is, of course, no assurance that satisfactory financing could be obtained. In addition to financing individual and available projects, the Company may also borrow funds from time to time for working capital and other general corporate purposes.

         As stated in the Auditors' Report to the accompanying financial statements, the financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report..................................................15
Consolidated Balance Sheet at December 31, 2000...............................16
Consolidated Statements of Operations for the years
   ended December 31, 2000 and 1999...........................................17
Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 2000 and 1999.............................18
Consolidated Statements of Cash Flows for the years ended
December 31, 2000 and 1999....................................................19
Notes to Consolidated Financial Statements....................................20

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
             --------------------------------------------------


The Board of Directors and Shareholders
Global Diamond Resources, Inc.

We have audited the accompanying consolidated balance sheet of Global Diamond Resources, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period ending December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Diamond Resources, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two year period ending December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might results from the outcome of this uncertainty.




                                         /s/ CACCIAMATTA ACCOUNTANCY CORPORATION


Irvine, California
March 29, 2001


                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                   December 31, 2000
                                                                     -------------
                                   ASSETS

Current assets:
  Cash and cash equivalents                                          $    387,181
  Inventory
                                                                           92,450
  Prepaid expenses and other                                                3,910
                                                                     -------------

          Total current assets                                            483,541

 Deferred foreign tax asset                                             1,402,598

 Mining properties and equipment                                        4,309,605
                                                                     -------------

                                                                     $  6,195,744
                                                                     =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $    784,031
  Accrued liabilities:
      Accrued interest                                                    225,000
      Accrued salaries and related taxes                                  178,531
      Accrued professional fees                                            83,441
      Other                                                               134,662
                                                                     -------------
            Total accrued liabilities                                     621,634

  Note payable to director                                                183,765
                                                                     -------------

          Total current liabilities                                     1,589,430

Long-term debt                                                          3,000,000
                                                                     -------------

          Total liabilities                                             4,589,430

                                                                     -------------

Commitments and contingencies                                                  --

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    no shares issued and outstanding                                           --
  Common stock, $0.0005 par value, 100,000,000 shares authorized,
   53,171,678 shares issued and outstanding,                               26,586
  Additional paid-in capital                                           15,051,321
   Unamortized stock award                                                (33,192)
  Accumulated deficit                                                 (11,161,992)
  Accumulated other comprehensive income:
    Foreign currency translation adjustment
                                                                       (2,276,409)
                                                                     -------------

          Total stockholders' equity
                                                                        1,606,314
                                                                     -------------

                                                                     $  6,195,744
                                                                     =============

See accompanying notes to consolidated financial statements.


                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                             YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                            2000            1999
                                                        -------------   -------------
Diamond Sales                                           $  1,969,847    $    448,651
                                                        -------------   -------------

Operating expenses:
Production                                                (2,341,133)       (936,541)

Development and exploration                               (1,109,520)       (741,032)
Less diamonds recovered                                      594,753         266,028
                                                        -------------   -------------
      Net development and exploration                       (514,767)       (475,004)

Royalty                                                      (98,492)        (62,060)

Selling, general and administrative                       (1,604,592)     (1,681,078)
                                                        -------------   -------------
      Total operating expenses                            (4,558,984)     (3,154,683)
                                                        -------------   -------------

Operating loss                                            (2,589,137)     (2,706,032)
                                                        -------------   -------------

Other (expense):
   Loss on sale of fixed assets                             (213,766)             --

   Interest expense, net                                    (481,186)       (367,334)
                                                        -------------   -------------

Loss before deferred foreign tax benefit                  (3,284,089)     (3,073,366)

   Deferred foreign tax benefit                              747,786         880,635
                                                        -------------   -------------

Net loss                                                  (2,536,303)     (2,192,731)

    Other comprehensive loss -
      Foreign currency translation adjustment             (1,090,625)       (350,803)
                                                        -------------   -------------

Comprehensive loss                                      $ (3,626,928)   $ (2,543,534)
                                                        =============   =============

Basic and diluted loss per share                        $       (.05)   $       (.05)
                                                        =============   =============
Basic and diluted weighted average shares outstanding     48,064,538      45,600,678
                                                        =============   =============


See accompanying notes to consolidated financial statements.


                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                 For the years ended December 31, 2000 and 1999

                                                                                          FOREIGN
                                         COMMON STOCK        ADDITIONAL                   CURRENCY     UNAMORTIZED       TOTAL
                                  -------------------------   PAID-IN      ACCUMULATED   TRANSLATION       STOCK     STOCKHOLDERS'
                                     SHARES        AMOUNT     CAPITAL        DEFICIT     ADJUSTMENT        AWARD        EQUITY
                                  -------------  ---------- ------------- ------------- ------------- ------------- -------------

Balance at December 31, 1998        45,600,678   $  22,800  $ 13,457,899  $ (6,432,958) $   (834,981) $          -- $  6,212,760

Foreign currency translation
  adjustment                                --          --            --            --      (350,803)            --     (350,803)

Net loss                                    --          --            --    (2,192,731)           --             --   (2,192,731)
                                  -------------  ---------- ------------- ------------- ------------- ------------- -------------

Balance at December 31, 1999        45,600,678      22,800    13,457,899    (8,625,689)   (1,185,784)           --     3,669,226

Issuance of shares for cash          6,586,000       3,293     1,363,356            --            --            --     1,366,649

Issuance of shares for services        485,000         243       131,945            --            --            --       132,188

Stock award                            500,000         250        38,800            --            --       (39,050)           --

Amortization of stock award                 --          --            --            --            --         5,858         5,858

Value of options issued for
   services                                 --          --        59,321            --            --            --        59,321

Foreign currency translation
  adjustment                                --          --            --            --    (1,090,625)           --    (1,090,625)

Net loss                                    --          --            --    (2,536,303)           --            --    (2,536,303)
                                  -------------  ---------- ------------- ------------- ------------- ------------- -------------

Balance at December 31, 2000        53,171,678   $  26,586  $ 15,051,321  $(11,161,992) $ (2,276,409) $    (33,192) $  1,606,314
                                  =============  ========== ============= ============= ============= ============= =============


See accompanying notes to consolidated financial statements

                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                                           YEAR END DECEMBER 31,
                                                        ---------------------------
                                                            2000           1999
                                                        ------------   ------------
Cash flows from operating activities:

  Net loss                                              $(2,536,303)   $(2,192,731)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                         490,037        442,468
      Net loss on sale of fixed assets                      213,766             --
      Shares issued for services                            132,188             --
      Value of options issued for services                   59,321             --
      Amortized stock award                                   5,858             --
      Increase in deferred foreign tax asset               (747,786)      (866,485)
      Decrease in prepaid expenses                           (1,510)            --
      Decrease in accounts receivable -
        Trade                                                 6,734         15,859
        Officer                                                  --         25,000
      Decrease (increase) in inventory                      (58,700)        10,366
      Increase (decrease) in accounts payable               591,441       (352,520)
      Increase (decrease) in accrued liabilities            500,597       (205,972)
                                                        ------------   ------------

     Net cash used in operating activities               (1,344,357)    (3,124,015)
                                                        ------------   ------------

Cash flows provided by financing activities:
   Net proceeds from issuance of common shares            1,366,649             --
   Proceeds from note payable to Director                        --        222,453
                                                        ------------   ------------

   Net cash provided by financing activities              1,366,649        222,453
                                                        ------------   ------------

Cash flows used in investing activities:
   Proceeds from sale of assets                             246,377             --
   Additions to mining properties and equipment             (37,316)    (2,359,264)
                                                        ------------   ------------

     Net cash provided (used) in investing activities       209,061     (2,359,264)
                                                        ------------   ------------

Effects of exchange rates on cash                           (26,272)       (18,309)
                                                        ------------   ------------

Net increase (decrease) in cash and
  cash equivalents                                          205,081     (5,279,135)

Cash and cash equivalents, beginning of year                182,100      5,461,235
                                                        ------------   ------------

Cash and cash equivalents, end of year                  $   387,181    $   182,100
                                                        ============   ============

Other supplemental disclosures:
              Interest paid                             $   260,716    $   452,176
                                                        ============   ============

              Income taxes paid                         $       800    $       800
                                                        ============   ============


See accompanying notes to consolidated financial statements.


                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 2000


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

         DESCRIPTION OF BUSINESS

         Global Diamond Resources, Inc. (the "Company") was incorporated in the state of Nevada on January 7, 1987 and commenced significant mining operations in South Africa during 1994.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Global Diamond Resources Inc., a Canadian corporation ("Global BC"), Global Diamond Resources International Limited, a British Virgin Islands corporation ("Global BVI"), Global BVI's wholly-owned subsidiary, Global Diamond Resources (SA) (Pty) Limited ("Global SA"), a South African corporation and Global SA's wholly owned subsidiaries, Nabas Diamonds (Pty) Limited ("Nabas"), a South African corporation and GDR Drilling (Pty), a South African corporation. All amounts are in U.S. dollars unless otherwise indicated. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         INVENTORY

         Inventory consists of diamonds ready for sale valued at the lower of cost or estimated net realizable value. Diamonds are ready for sale when they have been separated from the alluvials or broken ore, have been processed, and are in a deliverable form. No value is ascribed to diamonds in the alluvials or in the broken ore. Also included in inventory is fuel, spare parts and rations of $39,500.

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

         The Company's method of accounting for exploration and related costs on unproven reserves is to expense all costs, other than acquisition costs, prior to the completion of a definitive feasibility study which establishes proven and probable reserves.

         REHABILITATION COSTS

         Estimated site restoration and post closure rehabilitation costs are charged against earnings over the expected economic useful life of each mine. Accrued rehabilitation costs are subject to review by management on a regular basis and are revised when appropriate for changes in future estimated costs and/or regulatory requirements. At December 31, 2000, $59,492 of rehabilitation reserve is included in accrued liabilities.

         STOCK OPTIONS AND WARRANTS

         The Company has elected to adopt the disclosure provisions only of SFAS 123 and continues to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB25"), "Accounting for Stock Issued to Employees," and related interpretations.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

         The carrying amounts of cash and cash equivalents, inventory, accounts payable and accrued liabilities approximate fair values due to the short-term nature of these instruments. The carrying amount of the long term debt approximates fair value because the terms are comparable to the current market.

         Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company's policy is to maintain cash at high credit quality financial institutions to minimize risk, but from time to time account balances may exceed Federally insured limits.

         LOSS PER COMMON SHARE

         Basic EPS is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. Diluted earnings per share is the same as basic earnings per share in both 2000 and 1999 due to net losses in both years.

         Net loss per share for 2000 and 1999 is computed based on the weighted-average number of common shares outstanding of 48,064,538 and 45,600,678, respectively. Common equivalent shares from stock options and warrants excluded from the computation because their effect is anti-dilutive for 2000 and 1999 were 12,822,374 and 10,866,980, respectively.

         USE OF ESTIMATES

         Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Long-lived assets are reviewed annually for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

         COMPREHENSIVE INCOME

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires that certain items of comprehensive income other than net earnings or loss be reported in the financial statements. For the two years in the period ended December 31, 2000 and 1999, the Company's comprehensive income (loss) relates to foreign currency translation adjustments.

         SEGMENT REPORTING

         The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company's operations are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the various mines. The Company's administrative headquarters is located in Southern California.

(2)      GOING CONCERN

         The Company believes that it requires additional working capital of approximately $500,000 to satisfy its working capital requirements for the next 12 months. Should either of the following events occur, additional working capital may be needed during the next 12 months. The events are:

1. the Caerwinning Deposit has negative cash flow from operations;
2. the trial mining on the Upper Terrace at the Grasdrif property results in an operating loss or negative cash flow.

         The Company intends to raise additional working capital through diamond sales and private placement of common stock as well as using available lines of credit.

         The Company's belief concerning its working capital requirements are based on certain assumptions concerning, among other things, the estimated grade of its processed ore, average price per carat, commencement and scale of mining operations, Rand-U.S. dollar exchange rate, and cost of production. If any of these assumptions prove incorrect, the Company may require further additional capital. Any such additional financing may require an additional pledge or mortgage of the Company's properties and/or any production therefrom. There is, of course, no assurance that satisfactory financing, if necessary, could be obtained. In addition to financing individual and available projects, the Company may also borrow funds from time to time for working capital and other general corporate purposes.

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

(3)      MINING PROPERTIES AND EQUIPMENT

                                                                    DECEMBER 31,
                                                                        2000
                                                                    ------------

         Mining property:
           Caerwinning deposit, at cost                             $   436,022
           Less accumulated amortization                                (85,368)
                                                                    ------------

                                                                        350,654
                                                                    ------------

         Mining properties under development:
           Grasdrif deposit                                             972,100
                                                                    ------------


         Mining equipment, at cost                                    3,853,110
         Less accumulated depreciation                                 (873,437)
                                                                    ------------

                                                                      2,979,673
                                                                    ------------

         Office equipment, at cost                                       51,862
         Less accumulated depreciation                                  (44,684)
                                                                    ------------

                                                                          7,178
                                                                    ------------

                                                                    $ 4,309,605
                                                                    ============

         Depreciation expense for 2000 and 1999, respectively, amounted to $490,037 and $442,468. During 2000, the Company sold assets with a book value of $460,143 for $246,377, resulting in a loss on sale of fixed assets of $213,766.

(4)      LONG-TERM DEBT

         The $3,000,000 secured note payable has a prepayment requirement that if on December 31, 2000 or 2001, the Company has in excess of $2,000,000 in cash and cash equivalents on hand, that excess must be paid on the note. The note does not contain any penalties for prepayment. The note is due on December 5, 2002 and carries interest at 15%, payable every six months in arrears. The note is secured by the pledge of 100% of the stock of Global SA, which holds all of the Company's mining properties, plant and equipment. The agreement related to the note restricts the payment of dividends by the Company. During 2000, the option to convert principal and interest into a maximum of 1,807,816 common shares expired. As of December 31, 2000, the Company was in arrears on its semi-annual interest payment of $225,000. The Company has obtained a waiver and an extension to June 30, 2001.

(5)      AUTHORIZED SHARE CAPITAL

         On June 16, 1999 the Company increased its authorized common stock from 50,000,000 shares of $.0005 par value common stock to 100,000,000 shares of $0.0005 par value common stock.

(6)      INCOME TAXES

         The Company has no significant taxable temporary differences which would require recognition of deferred tax liabilities. Utilization of the deferred foreign tax asset of $1,402,598 from net operating loss carry forwards in South Africa is dependent on future taxable profits in excess of profits arising from existing taxable temporary differences. Although there was a reported loss for the year ended December 31, 2000 and 1999, the asset has been recognized because forecasts for the mining operation indicated the carry forwards will be realized. Additionally, federal deferred tax assets of approximately $2,822,000 and state deferred tax assets of approximately $384,000 were not recognized due to the uncertainty of future realizability and a 100% valuation allowance was set up to reduce the asset to zero.

         At December 31, 2000, the Company had available net operating loss carry forwards of approximately $8,300,000 for federal income tax reporting purposes which begin to expire in 2010. The net operating loss carry forwards for state purposes are approximately $4,000,000 and begin to expire in 2000. The net operating loss carry forwards are subject to certain limitations under
Section 382 of the Internal Revenue Code.

(7)      FOREIGN OPERATIONS

         The Company's wholly owned subsidiary, Global SA, operates in the Republic of South Africa. During 2000 and 1999, Global SA's sales represented 100% of consolidated sales, while Global SA's expenses represented 39% and 36%, respectively, of consolidated non-production expenses. All production occurs in the Republic of South Africa and thus Global SA represents 100% of the production, development and exploration expenses for 2000 and 1999. At December 31, 2000 and 1999, Global SA's total assets (primarily cash, mining properties and equipment) represented 97% and 96%, respectively, of consolidated total assets. In the past, the Republic of South Africa experienced political and economic instability. While current indications are that it appears to be becoming more stable, there can be no assurance that the Company's business or interests in mining properties and related options will not be materially adversely affected by local political or economic developments.

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

         As of December 31, 2000, the Company owed R1,390,000 ($183,765 at December 31, 2000) to a director of the company. The note bears interest at 17% per annum, payable monthly, and is due on demand. Interest expense on this note was $31,900 and $918 for 2000 and 1999, respectively.

         Included in prepaid expenses and other at December 31, 2000 is $2,400 due from an officer of the Company.


(9)      STOCK OPTIONS AND WARRANTS

         All issuances of options and warrants were at prices at or above market at the time of issuance except for the 174,374 warrants issued for services in December 2000.

         In August 1999, the Company granted 100,000 common stock options to an employee of the Company. The options are exercisable at $.25 per share with 25,000 exercisable at any time, 25,000 after February 1, 2000, 25,000 after August 1, 2000 and 25,000 after August 1, 2001. The options expire August 1, 2009 or 60 days after termination of service, whichever occurs first.

         In December 1999, the Company granted 167,000 common stock warrants to a consultant, immediately exercisable at $0.0781 per share and expiring on December 31, 2004.

                  In December 1999, the Company granted Weir International Limited ("Weir") 2,000,000 common stock warrants. The warrants are exercisable at $.40 and will only vest once the Company's publicly traded stock reaches a minimum price of $1.00 per share and the Company has earnings of $.05 per share. The warrants will expire three years after vesting.

                  In January 2000, the Company issued 50,000 common stock warrants to each of nine non-executive directors, totaling 450,000 common stock warrants, immediately exercisable at $.21 per share and expire in January 2003.

         In March 2000, the Company issued 1,711,000 common stock warrants at $.20 per share and exercisable at any time until they expire in March 2003.

         In April 2000, the Company issued 335,000 common stock warrants at $.20 per share and exercisable at any time until they expire in April 2003.

                  In June 2000, the Company issued 1,040,000 common stock warrants at $.50 per share and exercisable at any time until they expire in June 2003.

         In July 2000, the Company issued 100,000 common stock warrants to a consultant for services at $.50 per share. 25,000 of these warrants are immediately exercisable, 25,000 will vest when the average seven day closing value of the stock reaches $1.00 per share and 50,000 will vest when the average seven day closing value of the stock reaches $1.50 per share. These warrants expire on July 1, 2005.

         In November 2000, the Company issued 100,000 common stock options to an employee of the Company, exercisable at $.25 per share with 75,000 immediately exercisable and 25,000 exercisable at the end of 2001. These options expire on November 14, 2005 or the date of termination, whichever occurs first.

         In November 2000, the Company issued 100,000 common stock options to an employee of the Company, exercisable at $.25 per share with 25,000 immediately exercisable and the remaining 75,000 exercisable at 25,000 per year. These options expire on November 14, 2005 or the date of termination, whichever occurs first.

         In December 2000, the Company issued 174,374 common stock warrants to a consultant, immediately exercisable at $.01 per share and expiring on December 31, 2005. These values of these warrants were included in the operations of the Company in 2000.

         In July 2000, the Company extended the expiration date of 2,000,000 options held by an officer of the Company to July 25, 2001.

         The per share weighted-average fair value of stock options and warrants granted to directors, officers and employees during 2000 and 1999 was $0.06 and $0.16, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions; 2000 - expected dividend yield 0%, risk-free interest rate of 5.97%, expected life of 5 years and an expected volatility of the stock over the expected life of the options and warrants of 75%; 1999 - expected dividend yield 0%, risk-free interest rate of 5.97%, expected life of 2.5 years, and an expected volatility of the stock over the expected life of the options and warrants of 68%.

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

                                                  2000           1999
                                              -------------  -------------

         Net loss, as reported                $ (2,536,303)  $ (2,192,731)
         Net loss, pro forma                    (2,675,475)  $ (2,304,644)

         Basic and diluted net loss per
           share, as reported                        ($.05)         ($.05)
         Basic and diluted loss per
           share, pro forma                          ($.06)         ($.05)

         Stock option and warrant activity during the periods indicated is as follows:

                                                                   WEIGHTED-
                                                  NUMBER OF         AVERAGE
                                                   SHARES        EXERCISE PRICE
                                                 ------------     ---------


         Balance at December 31, 1998              9,863,552      $   0.57

           Granted                                 2,717,000          0.38
           Canceled                               (1,713,572)         0.47
                                                 ------------     ---------

         Balance at December 31, 1999             10,866,980          0.54
           Granted                                 4,010,374          0.28
           Canceled                               (2,104,980)         0.49
                                                 ------------     ---------

         Balance at December 31, 2000             12,772,374      $   0.47
                                                 ============     =========


         At December 31, 2000, the range of exercise prices and the weighted-average remaining contractual life of outstanding options and warrants were $0.01 to $0.85 and 2.27 years, respectively.

         At December 31, 2000 and 1999, the number of options and warrants exercisable was 10,572,374 and 8,791,980, respectively.

(10)     COMMITMENTS AND CONTINGENCIES

         LEASE AGREEMENT

         As of December 31, 2000, the Company had a non-cancelable operating lease commitment for the Company's corporate office expiring in March 2002. The monthly rent payment on this operating lease is $1,462. The Company also leases office space from a director of the Company for R1800 ($226 at March 22, 2001) per month, which is cancelable on demand. In addition, Global SA had a non-cancelable operating lease commitment for the South African corporate office expiring in March 2003. The monthly rent payment on this operations lease is R1, 660 ($208 at March 22, 2001). Rent expense for 2000 and 1999 was $23,148 and
$20,356, respectively.

         Minimum lease obligations for non-cancelable leases for each of the next five years are:

                       2001                   $ 20,178
                       2002                   $  7,020
                       2003                   $    658
                       2004                   $    -0-
                       2005                   $    -0-

         Benefit Plan

         The Company sponsors a defined contribution pension plan in both the United States and South Africa. Contributions to the plans for 2000 and 1999, respectively, were $57,900 and $31,900.

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

         In August 1999, the Company and Mr. de Villiers filed an answer to Mr. Abu Bakr's complaint in which they denied all of the allegations contained therein. The Company believes that the allegations of Mr. Abu Bakr are frivolous and, accordingly, the Company is vigorously defending this case. The parties are currently conducting discovery and depositions are being taken. Plaintiff Mood has filed a Motion to Vacate the Arbitration Award which was made against him in Saudi Arabia with the Court. The Company has opposed the Motion. However, the Court has not yet made a ruling on the Motion. A Motion for Summary Judgment will be filed after the Court rules on the Motion to Vacate the Arbitration Award. No trial date has yet been set for this matter.

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

Name                           Age           Position

Johann de Villiers             48            Chairman of the Board, Director of
                                             the Company, Chief Executive
                                             Officer and Chief Financial Officer
                                             Director of Global Diamond-SA

Pieter van Wyk                 50            Director of Exploration and Mining
                                             and Director of the Company and
                                             Director of Global Diamond-SA

John Tyson                     53            Director of the Company

Charles MacDonald              47            Director of the Company and
                                             Director of Global Diamond-SA

Said H. Ghachem                59            Director of the Company

Ahmed M. Basodan               39            Director of the Company

Yassin Abduaalh Kadi           46            Director of the Company

Mattar Abdulla Al Muhairy      57            Director of the Company

Amin Koudsi                    57            Director of the Company

Andries Janzen                 57            Director of the Company and
                                             Managing Director of Global
                                             Diamond-SA

Gasem S. Al-Shaikh             47            Director of the Company

Paulus Vries                   49            Director of Global Diamond-SA

Eugene Brill                   36            Secretary of the Company

Albert W. de Villiers          44            Chief Operating Officer of Global
                                             Diamond-SA (effective October 2000)

         Mr. de Villiers founded the business of the Company in 1993 and has served as Chairman and Chief Executive Officer since inception. From 1984 to 1990, Mr. de Villiers served as Chief Executive Officer of Kensington Finance Corp., an options trading firm and member of the American Stock Exchange. From 1990 to 1994, Mr. de Villiers acted as investment advisor to the Monitrend Gold Mutual Fund. From 1976 to 1984, Mr. de Villiers was the managing director of the Octha Group; a South Africa based international diamond mining, polishing and trading company. He was appointed Chief Financial Officer in July 1999. Mr. Johann de Villiers is not related to Mr. Albert de Villiers.

         Mr. van Wyk has served as Chief Consulting Geologist of Global Diamond-SA from July 1994 to February 1998. In February 1998, Mr. van Wyk was appointed to serve as Director of Exploration and Mining of the Company and as member of the Company's Board of Directors. Mr. van Wyk holds a M.Sc. (Geology) and has lectured in Sedimentology at the University of Pretoria and in Economic Geology at the Rand Afrikaans University. He was the Senior Field Geologist for Rand Mines before operating his own diamond mining and exploration concern with interests in southern Namibia (alluvials), south of Kimberley (kimberlite fissures), and west of Kimberley along the Vaal River (alluvials) at Caerwinning. He is the published author of a number of articles. Effective January 13, 2001, Mr. van Wyk resigned as director of the Company.

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

         Mr. Janzen has served as Managing Director of Global Diamond-SA since July 1994 and a director of the Company from February 1998 to December 1998. He was reappointed as a director of the Company in May 1999. Mr. Janzen is a qualified engineer with a degree in commerce, and a shareholder and general manager of Elite Diamond Cutting Works (Pty) Ltd., a South African based diamond cutting and trading company. He was the general manager of the Octha Group, having established its Johannesburg and Taiwan diamond cutting factories. In this position he was responsible for the operations of five producing diamond mines, an active mine exploration program, two diamond-polishing factories, as well as the marketing organization of the group that extended to Belgium, Switzerland and the United States.

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

         Mr. Albert de Villiers started his career at Iscor in South Africa from where he moved to the Freddies Gold Mine as mine overseer. He joined Sasol Limited as the underground manager at their Bosjespruit Colliery. He then joined the Anglo American Corporation (later Anglo Gold) where he was the mine manager at Western Deep Levels (WDL). There he assumed overall responsibility for the WDL south shaft-deepening project, which he managed on schedule and on budget. He had 16,000 people report to him. Mr. Albert de Villiers holds a BSC Mining Engineering degree and joined Global in April 2000. He was appointed as Chief Operating Officer in October 2000. Mr. Albert de Villiers is not related to Mr. Johann de Villiers.

ITEM 10. EXECUTIVE COMPENSATION.

         CASH COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the cash compensation paid by the Company to its executive officers for services rendered during the fiscal years ended December 31, 2000, and 1999.

                                       ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                            --------------------------------------------------------------------
                             YEAR    SALARY    BONUS       OTHER      RESTRICTED     COMMON     PAYOUTS   ALL OTHER
                                      ($)       ($)        ANNUAL        STOCK       SHARES             COMPENSATION
    NAME AND POSITION                                   COMPENSATION    AWARDS     UNDERLYING                ($)
                                                            ($)           ($)        OPTIONS
                                                                                     GRANTED
                                                                                   (# SHARES)
-------------------------------------------------------------------------------------------------------------------
Johann de Villiers, CEO(1)   2000  $ 250,000    -0-         -0-           -0-          -0-        -0-        -0-
                             1999    250,000    -0-         -0-           -0-          -0-        -0-        -0-
                             1998    241,667    -0-         -0-           -0-          -0-        -0-        -0-

Pieter Van Wyk, Director     2000  $ 180,000    -0-         -0-           -0-          -0-        -0-        -0-
of Exploration and Mining    1999    180,000    -0-         -0-           -0-          -0-        -0-        -0-
Director of GDR Inc. and     1998    162,740    -0-         -0-           -0-          -0-        -0-        -0-
Director of GDR SA (2)


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

(2) The Company had entered into a five-year employment agreement with Mr. Van Wyk effective as of February 4, 1998. Pursuant to the agreement, Mr. Van Wyk receives a monthly salary of $15,000 and a car allowance of $500. In addition, Mr. Van Wyk is entitled to participate in a senior management bonus pool in the aggregate amount of 10% of the Company's annual after tax earnings. Mr. Van Wyk resigned as Director on January 13, 2001.

COMPENSATION OF DIRECTORS. Effective January 1, 1998, all non-officer directors receive an attendance fee of $1,000 per meeting of the Board of Directors and $250 per telephone meeting. Directors' fees incurred in 2000 and 1999 were $13, 000 and $15, 000, respectively. All directors receive reimbursement for out-of-pocket expenses in attending Board of Directors meetings. From time to time the Company may engage certain members of the Board of Directors to perform services on behalf of the Company. The Company will compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 22. 2001 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.

             NAME AND ADDRESS               NUMBER OF SHARES  PERCENTAGE OWNED
-----------------------------------------   ----------------  ----------------

Johann de Villiers(1)(2)                      4,211,067            6.4%
Pieter van Wyk(1)(3)                            921,220            1.4%
John Tyson(1)(4)                                381,920            (6)
Charles MacDonald(1)(5)                         275,000            (6)
Said H. Ghachem(5)(7)(8)                        150,000            (6)
Ahmed M. Basodan(9)(10)(11)                     200,000            (6)
Yassin Abduaalh Kadi(9)(10)(11)                 200,000            (6)
Mattar Abdulla Al Muhairy(9)(12)(13)            200,000            (6)
Amin Koudsi(9)(12)(13)                          200,000            (6)
Andries Janzen(1)(9)                            200,000            (6)
Gasem S. Al-Shaikh(7)(8)(15)                    100,000            (6)
Eugene Brill(1)(9)                              371,140            (6)
International PCM Holdings Limited(7)(14)     9,924,576           15.0%
New Diamond Holdings Limited(10)              9,188,096           13.9%
LIWA Diamond Company Limited(12)             10,438,096           15.8%
All officers and directors as a group         7,410,347           11.2%
---------------

(1)      Address is 836 Prospect, Suite 2B, La Jolla, California 92037.
(2) Includes 1,866,667 shares of Common Stock underlying immediately exercisable options and 2,000,000 shares of Common Stock underlying options exercisable only upon certain vesting requirements.
(3) Includes 600,000 shares of Common Stock underlying immediately exercisable options.
(4) Includes 350,000 shares of Common Stock underlying immediately exercisable options.
(5) Includes 150,000 shares of Common Stock underlying immediately exercisable options.
(6)      Less than one percent.
(7)      Address is P.O. Box 33251, Jeddah 21448, Saudi Arabia..
(8) Serves on the Board of Directors of the Company as the nominee of International PCM Holdings Limited.
(9) Includes 200,000 shares of common stock underlying immediately exercisable options.
(10)     Address is Almahmal Center, 18th Floor, Jeddah, Saudi Arabia.
(11) Serves on the Board of Directors of the Company as the nominee of New Diamond Holdings Limited.
(12)     Address is P.O. Box 95, Abu Dhabi, United Arab Emirates.
(13) Serves on the Board of Directors of the Company as the nominee of LIWA Diamond Company Limited.
(14) Address is Parade House, The Parade, Castletown, IM9 1LG, Isle of Man, British Isles.
(15) Represents 100,000 shares of Common Stock underlying immediately exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the year ended December 31, 1999, the Company had engaged Weir International Limited ("Weir") to market and sell the Company's diamond production. The Company was responsible for all direct costs relating to the sale of the diamonds, such as insurance, freight, import and export duties, and all applicable taxes and levies. Weir was responsible for all sales and marketing expenses. In consideration of its services, the Company would pay Weir a commission of five percent (5%) of the gross sale amount. Weir is a stockholder of the Company and the Company's Chief Executive Officer, Johann de Villiers, has a beneficial interest in Weir. The Company believes that the terms of its transactions with Weir are no less favorable than could be obtained from an unaffiliated party. During the year ended December 31, 1999 the Company paid to Weir $25,000 commission from sales of diamonds. On December 31, 1999, in consideration for the termination of this marketing agreement, the Company issued 2,000,000 warrants to purchase common stock at $.40 per share to Weir. These warrants will only vest once the Company's publicly traded stock reaches a minimum of $1.00 per share and the Company has earnings of $.05 per share. The warrants will expire three years after vesting.

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

                                            GLOBAL DIAMOND RESOURCES, INC.

Date:  March 22, 2001                       By: /S/ JOHANN DE VILLIERS
                                               ---------------------------------
                                               Johann de Villiers, Chief
                                                  Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                                       Date
---------                                  -----                                       ----
/S/ JOHANN DE VILLIERS                     Chairman of the Board, Director,            March 22, 2001
------------------------------------       Chief Executive Officer and Chief
JOHANN DE VILLIERS                         Financial Officer


/S/ JOHN TYSON                             Director                                    March 22, 2001
------------------------------------
JOHN TYSON


/S/ CHARLES MACDONALD                      Director                                    March 22, 2001
------------------------------------
CHARLES MACDONALD


/S/ SAID H. GHACHEM                        Director                                    March 22, 2001
------------------------------------
SAID H. GHACHEM

/S/ AHMED M. BASODAN                       Director                                    March 22, 2001
------------------------------------
AHMED M. BASODAN


/S/ YASSINABDUALLAH KADI                   Director                                    March 22, 2001
------------------------------------
YASSIN ABDUALLAH KADI


/S/ MATTAR ABDULLA                         Director                                    March 22, 2001
  AL MUHAIRY
------------------------------------
MATTAR ABDULLA
  AL MUHAIRY


/S/ AMIN KOUDSI                            Director                                    March 22, 2001
------------------------------------
AMIN KOUDSI


/S/ ANDRIES JANZEN                         Director                                    March 22, 2001
------------------------------------
ANDRIES JANZEN


/S/ GASEM S. AL-SHAIKH                     Director                                    March 22, 2001
------------------------------------
GASEM S. AL-SHAIKH
