Form 10QSB
period 2001-03-31
GLOBAL DIAMOND RESOURCES INC
filed 2001-04-24
CIK 1003076

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                                 (858) 459-1928
                                 --------------
                           (Issuer's telephone number)


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

                                    Yes [X]  No [ ]

         As of April 20, 2001, the Company had 53,171,678 shares of its $.0005 par value common stock issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                               PAGE
                                                                            ----


Condensed Consolidated Balance Sheet at March 31, 2001 (Unaudited).............3
Condensed Consolidated Statements of Operations for the three months ended
   March 31, 2001 and 2000 (Unaudited).........................................4
Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2001 and 2000 (Unaudited)....................................5
Notes to Condensed Consolidated Financial Statements (Unaudited)...............6

                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                   (Unaudited)


                                     Assets                       March 31, 2001
                                                                  --------------

Current assets:
  Cash and cash equivalents                                        $    308,651
  Inventory                                                             188,385
  Prepaid expenses                                                        1,562
                                                                   -------------

          Total current assets                                          498,598

 Deferred foreign tax asset                                           1,326,156

 Mining properties and equipment                                      3,930,555
                                                                   -------------

                                                                   $  5,755,309
                                                                   =============

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                 $    479,162
  Accrued liabilities                                                   584,498
  Note payable                                                           98,750
                                                                   -------------

          Total current liabilities                                   1,162,410

Long-term debt                                                        3,000,000
                                                                   -------------

          Total liabilities                                           4,162,410
                                                                   -------------

Commitments and contingencies                                                --

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   no shares issued and outstanding                                          --
  Common stock, $0.0005 par value, 100,000,000 shares authorized,
   53,171,678 shares issued and outstanding                              26,586
  Additional paid-in capital                                         15,051,321
  Accumulated deficit                                               (10,885,286)
   Unamortized stock award                                              (31,240)
   Accumulated other comprehensive income:
    Foreign currency translation adjustment                          (2,568,482)
                                                                   -------------

          Total stockholders' equity                                  1,592,899
                                                                   -------------

                                                                   $  5,755,309
                                                                   =============

See accompanying notes to consolidated financial statements.


                           GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                           Condensed Consolidated Statements of Operations
                                             (Unaudited)

                                                            Three Months       Three Months
                                                                Ended              Ended
                                                            March 31, 2001     March 31, 2000
                                                            -------------      -------------
Diamond Sales                                               $    249,269       $    413,174

Production Expenses                                             (223,442)          (390,574)

Development and exploration expenses                            (256,273)          (240,349)
   Less diamonds recovered                                       937,717             95,920
                                                            -------------      -------------
      Net development and exploration income (expense)           681,444           (144,429)

Royalty                                                          (12,463)           (23,043)

Selling, general and administrative expenses                    (297,650)          (271,485)
                                                            -------------      -------------


Operating income (loss)                                          397,158           (416,357)
                                                            -------------      -------------

Other
   Interest expense, net                                        (120,453)          (121,034)
                                                            -------------      -------------

Income (loss) before tax expense                                 276,705           (537,391)

   Income tax expense                                                 --                 --
                                                            -------------      -------------

Net income (loss)                                                276,705           (537,391)

    Other comprehensive loss -
      Foreign currency translation adjustment                   (292,073)          (281,676)
                                                            -------------      -------------

Comprehensive loss                                          $    (15,368)      $   (819,067)
                                                            =============      =============

Basic and diluted income (loss) per share                   $        .01       $       (.01)
                                                            =============      =============

Weighted average number of shares outstanding                 53,171,678         45,888,345
                                                            =============      =============

See accompanying notes to consolidated financial statements.


                           GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                             (Unaudited)

                                                         Three Months    Three Months
                                                            Ended           Ended
                                                        March 31, 2001  March 31, 2000
                                                        --------------  --------------
Cash flows from operating activities:

  Net income (loss)                                         $ 276,705       $(537,391)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                           156,190         135,207
      Amortization of stock award                               1,952              --
      Decrease (increase) in trade accounts receivable          2,400           4,795
      Decrease (increase) in prepaid expenses                     (52)             --
      (Increase) in inventory                                (104,294)        (81,461)
      Increase (decrease) in accounts payable                (289,395)        100,201
      Increase (decrease) in accrued liabilities              (33,276)         (1,775)
      Increase (decrease) in note payable                     (77,466)             --
                                                            ----------      ----------

     Net cash used in operating activities                    (67,236)       (380,424)
                                                            ----------      ----------

Cash flows used in investing activities:
    Additions to mining properties and equipment                 (775)         (2,819)
                                                            ----------      ----------

     Net cash used in investing activities                       (775)         (2,819)
                                                            ----------      ----------

Cash flows provided by financing activities:
      Net proceeds from issuance of common shares                  --         336,800
                                                            ----------      ----------

      Net cash provided by financing activities                    --         336,800
                                                            ----------      ----------

Effects of exchange rates on cash                             (10,519)         (1,516)
                                                            ----------      ----------

Net decrease in cash and  cash equivalents                    (78,530)        (47,959)

Cash and cash equivalents, beginning of period                387,181         182,100
                                                            ----------      ----------

Cash and cash equivalents, end of period                    $ 308,651       $ 134,141
                                                            ==========      ==========


See accompanying notes to condensed consolidated financial statements

                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                                 March 31, 2001

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

(2)      Mining Properties and Equipment
                                                                  March 31, 2001
                                                                  --------------

         Mining property:
  Caerwinning deposit, at cost                                      $   413,987
  Less accumulated amortization                                        (138,422)
                                                                    ------------
                                                                        275,565
                                                                    ------------

Mining properties under development:
  Grasdrif deposit                                                      923,763
                                                                    ------------

Mining equipment, at cost:                                            3,648,786
  Less accumulated depreciation                                        (923,391)
                                                                    ------------
                                                                      2,725,395
                                                                    ------------

Office equipment, at cost:                                               51,487
  Less accumulated depreciation                                         (45,655)
                                                                    ------------
                                                                          5,832
                                                                    ------------

                                                                    $ 3,930,555
                                                                    ============

(3)      Inventory consists primarily of diamonds on hand at March 31, 2001.

ITEM 2.  Management's Discussion and Analysis

Background
         The Company is engaged in diamond exploration and mining. We have acquired the rights to two mining properties, the Grasdrif Deposit and the Caerwinning Deposit, and own an option to purchase a third mining property, the Montrose kimberlite pipe, all of which are located in the Republic of South Africa.

         To date, our activities have included the investigation and acquisition of mining property interests, exploratory work, site establishment and the purchase and operation of mining plant and equipment in the process of development as well as full-scale mining operations at our properties.

Results of Operations

Caerwinning
         The Company's principal mining activities are conducted at its Caerwinning property. The following chart details production information for the three months ended March 31, 2001 and 2000:

                                               Three Months        Three Months
                                                      Ended               Ended
                                             March 31, 2001      March 31, 2000
                                             --------------      --------------

Number of tons treated                               63,939             132,424
Number of carats yielded                                778               1,013
Total $ Value of production*                       $315,868            $347,102
Grade cpht                                             1.22                0.77
 $ Value per Carat                                     $406                $342
Operating Profit/(Loss)                             $13,364               ($443)

     * May not reflect actual sales value due to changing inventory levels.

Tonnage throughput at Caerwinning during the quarter ended March 31, 2001 and the resulting diamond production were down from the first quarter of 2000. This is due to a change in the mining plan to a selective mining approach, mining in areas with a marked reduction in overburden. The result was lower costs, a higher grade and an operating profit.

We expect to commence with the drilling of the two magnetic anomalies, which were found at Caerwinning during the second quarter of 2001.

Grasdrif
         Exploration and trial mining activities continued at the Grasdrif Deposit during the first quarter of 2001. The following chart details the exploration and trial mining information for the three months ended March 31, 2001 and 2000:
                                               Three Months        Three Months
                                                      Ended               Ended
                                             March 31, 2001      March 31, 2000
                                             --------------      --------------

Number of tons treated                               56,994              54,976
Number of carats yielded                                296                 152
Total $ value of production*                       $976,800            $153,170
 $ Value per Carat                                   $3,300              $1,008
Operating Profit/(Loss)                            $681,444           ($144,429)
     * May not reflect actual sales value due to changing inventory levels.

The recovery of a number of large high quality gemstone diamonds during the first quarter of 2001 contributed to the achieved profit.

Montrose
         During 2000 we applied for a permit to conduct a 5,000 tonne bulk sample with the purpose of determining the actual grade of the deposit and the value per carat of the diamonds. This information is required to complete a feasibility study on the production potential of the Montrose Pipe. The authorities approved the Environmental Management Program Report (EMPR) for the bulk sample during the first quarter of 2001. The prospecting rights as well as the option to acquire the property were extended to October 2001 to allow for the completion of the bulk sample. It is expected that the drilling program will be completed during the second quarter of 2001.

Financial Results
                                              Three Months         Three Months
                                                     Ended                Ended
                                            March 31, 2001       March 31, 2000
                                            --------------       --------------
Diamond Sales                                   $1,186,986             $509,094
Operating Profit/(Loss)                           $397,158            ($416,357)
Net Profit/(Loss)                                 $276,705            ($537,391)
Earnings/(Loss) per Share                            $0.01               ($0.01)


The 133% increase in revenue for the first quarter of 2001 over the corresponding amount for the first quarter of 2000 was due to the recovery of a number of large, high quality gemstone diamonds. The resulting net profit of $276,705 for the first quarter of 2001 compared to a net loss of $537,391 in the first quarter of 2000 was due primarily to the increase in sales, as well as a change in mining policy to selectively mine payable gravels and a restructuring of operations that resulted in a reduction in costs.

General and administrative expenses
         Management is continuing its efforts to streamline overhead costs and general and administrative expenses. The selling, general and administrative costs incurred during the first quarter of 2001 were $297,650. This represents a considerable reduction from previous quarters, where selling, general and administrative costs were $573,303 for the 4th quarter 2000, $396,653 for the 3rd quarter 2000, $363,151 for the 2nd quarter 2000 and $271,485 for the 1st quarter 2000. Selling, general and administrative costs during the first quarter of 2001 included certain non-recurring costs associated with the restructuring of operations during the quarter under review.

Currency Consideration
         Our mining properties, mining properties under development, and mining equipment are all situated in the Republic of South Africa, where the currency is the Rand. Under current accounting pronouncements, the Company is required to translate the period end assets and liabilities of its South African subsidiary at the current exchange rate, while maintaining equity accounts at the exchange rate in place at the time of the original transaction. The resulting changes in the balance sheet accounts due to exchange rate fluctuation must be accumulated and accounted for in the equity section as foreign currency translation reserve. The translation of our property and equipment to reflect the Rand/US$ exchange rate of 8.000 at March 31, 2001 caused most of the foreign currency translation adjustment of $292,073 for the three months ended March 31, 2001. The accumulated foreign currency translation adjustment reflected in the equity section of the balance sheet was $2,568,482 at March 31, 2001.

Liquidity and Capital Resources
         The Company has financed its activities to date through revenue derived from diamond sales, the sale of its equity and securities as well as short-term loan facilities.

         We believe that we may require additional working capital of approximately $500,000 to satisfy our working capital requirements for the next 12 months. Should any of the following events occur, additional working capital might be needed during the next 12 months. The events are:


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

                                             Global Diamond Resources, Inc.
                                             (Registrant)


Dated:  April 20, 2001                       By:  /s/ JOHANN DE VILLIERS
                                                ------------------------
                                                Johann de Villiers,
                                                Chief Executive Officer
                                                     and Chief Financial Officer