Form 10QSB
period 2001-06-30
GLOBAL DIAMOND RESOURCES INC
filed 2001-08-13
CIK 1003076

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                                 Yes [X] No [ ]

         As of August 9, 2001, the Company had 53,171,678 shares of its $.0005 par value common stock issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION




ITEM 1. Financial Statements                                                PAGE
                                                                            ----


Condensed Consolidated Balance Sheet at June 30, 2001 (Unaudited)............ 3

Condensed Consolidated Statements of Operations for the three months and six months period ended June 30, 2001 and 2000 (Unaudited)............. 4

Condensed Consolidated Statements of Cash Flows for the six  months ended
  June 30, 2001 and 2000 (Unaudited)......................................... 5

Notes to Condensed Consolidated Financial Statements (Unaudited)............. 6


                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)


                                          ASSETS                     June 30, 2001
                                                                     -------------
Current assets:
  Accounts receivable                                                $      7,261
  Inventory                                                               169,395
                                                                     -------------

          Total current assets                                            176,656

 Deferred foreign tax asset                                             1,369,960

 Mining properties and equipment                                        3,662,527
                                                                     -------------

                                                                     $  5,209,143
                                                                     =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $    468,693
  Accrued liabilities                                                     811,789
  Note payable                                                             59,506
                                                                     -------------

          Total current liabilities                                     1,339,988

Long-term debt                                                          3,000,000
                                                                     -------------

          Total liabilities                                             4,339,988
                                                                     -------------

Commitments and contingencies                                                  --

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    no shares issued and outstanding                                           --
  Common stock, $0.0005 par value, 100,000,000 shares authorized,
   53,171,678 shares issued and outstanding                               26,586
  Additional paid-in capital                                           15,051,321
  Accumulated deficit                                                 (11,485,257)
  Unamortized stock award                                                 (29,290)
  Accumulated other comprehensive income:
  Foreign currency translation adjustment                              (2,694,205)
                                                                     -------------

          Total stockholders' equity                                      869,155
                                                                     -------------

                                                                     $  5,209,143
                                                                     =============

See accompanying notes to consolidated financial statements.



                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                 THREE MONTHS   THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                    ENDED           ENDED          ENDED           ENDED
                                                 JUNE 30,2001   JUNE 30, 2000   JUNE 30,2001    JUNE 30, 2000
                                                -------------   -------------   -------------   -------------
Diamond Sales                                   $    284,661    $    781,789    $  1,471,647    $  1,194,963

Production Expenses                                 (443,713)       (374,428)       (923,428)       (765,002)

Development and exploration expenses                      --        (291,014)             --        (531,363)
   Less diamonds recovered                                --         151,040              --         246,960
                                                -------------   -------------   -------------   -------------
      Net development and exploration expense             --        (139,974)             --        (284,403)

Royalty                                               (5,592)        (36,705)        (18,055)        (59,748)

Selling, general and administrative expenses        (387,136)       (363,541)       (684,786)       (635,026)
                                                -------------   -------------   -------------   -------------


Operating loss                                      (551,780)       (132,859)       (154,622)       (549,216)
                                                -------------   -------------   -------------   -------------

Other
   Loss on sale of fixed assets                      (17,285)             --         (17,285)             --
   Interest expense, net                            (115,999)       (119,448)       (236,452)       (240,482)
                                                -------------   -------------   -------------   -------------

Loss before deferred foreign tax benefit            (685,064)       (252,307)       (408,359)       (789,698)

   Deferred foreign tax benefit                       85,094              --          85,094              --
                                                -------------   -------------   -------------   -------------

Net loss                                            (599,970)       (252,307)       (323,265)       (789,698)

    Other comprehensive loss -
      Foreign currency translation adjustment       (125,723)       (236,832)       (417,796)       (518,508)
                                                -------------   -------------   -------------   -------------

Comprehensive loss                              $   (725,693)   $   (489,139)   $   (741,061)   $ (1,308,206)
                                                =============   =============   =============   =============

Basic and diluted income (loss) per share       $       (.01)   $       (.01)   $       (.01)   $       (.02)
                                                =============   =============   =============   =============
Weighted average number of shares outstanding     53,171,678      47,723,986      53,171,678      46,555,623
                                                =============   =============   =============   =============





See accompanying notes to consolidated financial statements.


                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          SIX MONTHS     SIX MONTHS
                                                            ENDED           ENDED
                                                        JUNE 30, 2001   JUNE 30, 2000
                                                        -------------   -------------
Cash flows from operating activities:

  Net income (loss)                                     $   (323,265)   $   (789,698)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                          279,790         261,530
      Amortization of stock award                              3,902              --
      Loss on sale of assets                                  17,285              --
      Decrease (increase) in trade accounts receivable        (4,861)          5,760
      Decrease (increase) in prepaid expenses                  1,510              --
      (Increase) in inventory                                (88,119)       (258,881)
      (Increase) in deferred foreign tax benefit             (85,094)             --
      Increase (decrease) in accounts payable               (289,118)         34,102
      Increase (decrease) in accrued liabilities             196,103         (17,275)
      Increase (decrease) in note payable                   (114,014)             --
                                                        -------------   -------------

     Net cash used in operating activities                  (405,881)       (764,462)
                                                        -------------   -------------

Cash flows used in investing activities:
     Proceeds from sale of assets                             22,296              --
    Additions to mining properties and equipment                (760)        (14,293)
                                                        -------------   -------------

     Net cash from (used) in investing activities             21,536         (14,293)
                                                        -------------   -------------

Cash flows provided by financing activities:
      Net proceeds from issuance of common shares                 --         929,900
                                                        -------------   -------------

      Net cash provided by financing activities                   --         929,900
                                                        -------------   -------------

Effects of exchange rates on cash                             (2,836)        (11,060)
                                                        -------------   -------------

Net decrease in cash and  cash equivalents                  (387,181)        140,085

Cash and cash equivalents, beginning of period               387,181         182,100
                                                        -------------   -------------

Cash and cash equivalents, end of period                $         --    $    322,185
                                                        =============   =============


See accompanying notes to condensed consolidated financial statements

                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                                  June 30, 2001

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

(2)      Mining Properties and Equipment
                                                                   June 30, 2001
                                                                   -------------

         Mining property:
           Caerwinning deposit, at cost                            $    403,097
           Less accumulated amortization                                (95,684)
                                                                   -------------
                                                                        307,413

            Grasdrif deposit, at cost                                   899,880
             Less accumulated depreciation                              (91,251)
                                                                   -------------
                                                                        808,629

         Mining equipment, at cost:                                   3,458,977
           Less accumulated depreciation                               (916,922)
                                                                   -------------
                                                                      2,542,055


         Office equipment, at cost:                                      50,909
           Less accumulated depreciation                                (46,479)
                                                                   -------------
                                                                          4,430
                                                                   -------------

                                                                   $  3,662,527
                                                                   =============


(3)      Inventory consists primarily of diamonds on hand at June 30, 2001.

(4) Certain income statement accounts were reclassified in the current quarter to reflect the change in our Grasdrif deposit from exploration to production effective at the beginning of the year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

BACKGROUND
         The Company is engaged in diamond exploration and mining. We have acquired the rights to two mining properties, the Grasdrif Deposit and the Caerwinning Deposit, and own an option to purchase a third mining property, the Montrose kimberlite pipe, all of which are located in the Republic of South Africa.

         To date, our activities have included the investigation and acquisition of mining property interests, exploratory work, site establishment and the purchase and operation of mining plant and equipment in the process of development as well as full-scale mining operations at our properties. Successful and consistent results from mining operations can only be achieved if proper ore reserve management techniques are employed prior to and during actual mining operations. These techniques will utilize the results obtained from the exploration program that would include drilling and bulk sampling, to classify reserves into Measured, Indicated or Inferred Mineral Resources as defined by the South African code for reporting of mineral resources and mineral reserves prepared by the South African Mineral Resource Committee (SAMREC). Following the management re-structuring in the first quarter of 2001 and the subsequent review of our reserve data and operations it became quite evident that:

(i) Operations at Caerwinning since 1998 resulted in the recovery of 7,502.24 carats of large high quality gemstone diamonds form 887,766 tons of alluvial gravel, which diamonds were sold for an average price of $367 per carat. At these levels diamonds can be profitably mined. Improved efficiencies and proper ore reserve management techniques could see an increase in consistent profitability at Caerwinning.

(ii) Operations at Grasdrif since 1998 resulted in the recovery of 1,416.26 carats of large high quality gemstone diamonds from 630,476 tons of alluvial gravel, which diamonds were sold for an average of $1,457 per carat. At these levels diamonds can be profitably mined.

(iii) Additional exploration that will include reverse circulation drilling and additional bulk sampling will be required during the third and fourth quarters of 2001. These activities together with the results already achieved, should allow management to complete a mine plan that will yield consistent production and profitability.

     During the third and fourth quarters of 2001 our main focus will thus be in classifying and upgrading our mineral resources at the various properties.

RESULTS OF OPERATIONS

CAERWINNING
         Our principal mining operations have been conducted on the T2 terrace at the Caerwinning property. The gravel at Caerwinning occurs in three distinct terraces, of which the oldest is located the furthest from the present riverbed. The terraces are named T1, T2 and T3 with T1 being the oldest. During the second quarter of 2001 we completed the mining of the T2 terrace. We have completed a drilling program covering the entire T1 terrace east of the main road. The results of this drilling program indicate that the T1 terrace contains 21.5 million tonnes of gravel as opposed to the T2 terrace, which contained 1.2 million tonnes of diamondiferous gravel. Reverse circulation drilling and selective bulk samples during the third and fourth quarter of 2001 will allow for the classification of the gravel on the T1 terrace into Measured, Indicated or Inferred Mineral Resources. This classification would allow for the development of a mine plan that should yield consistent profitable results.

The following chart details production information for the three months ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000:

                              Three Months    Three Months   Six Months     Six Months
                                  Ended          Ended          Ended         Ended
                              June 30, 2001  June 30, 2000  June 30, 2001  June 30, 2000
                              -------------  -------------  -------------  -------------
Number of tons treated              61,926        127,574        125,865        259,998
Number of carats yielded               408          1,764          1,186          2,778
Total $ Value of production*   $   108,259   $    782,551   $    424,127    $ 1,129,653
Grade cpht                            0.66           1.38           0.94           1.07
 $ Value per Carat             $       265   $        444   $        358    $       407
Direct mining profit/(loss)    ($   89,704)  $    370,656   ($    76,340)   $   370,213

     * May not reflect actual sales value due to changing inventory levels.

Tonnage throughput at Caerwinning during the quarter ended June 30, 2001 and the resulting diamond production were down from the first quarter of 2001. This is due to the completion of operations on the T2 terrace.

We expect to commence with the drilling of the two magnetic anomalies which were found at Caerwinning during the third and fourth quarters of 2001.

GRASDRIF
         Exploration and trial mining activities continued at the Grasdrif Deposit during the second quarter of 2001. The following chart details production information for the three months ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000:

                              Three Months    Three Months   Six Months     Six Months
                                  Ended          Ended          Ended         Ended
                              June 30, 2001  June 30, 2000  June 30, 2001  June 30, 2000
                              -------------  -------------  -------------  -------------


Number of tons treated              67,906         79,578        124,900       134,554
Number of carats yielded               200            124            496           277
Total $ value of production*  $    168,600   $    126,376   $  1,145,400   $   279,538
Grade cpht                            0.29           0.16           0.40          0.21
$ Value per Carat             $        843   $      1,019   $      2,309   $     1,009
Direct mining profit/(loss)   ($    74,940)  ($   139,974)  $    606,504   ($  284,403)

     * May not reflect actual sales value due to changing inventory levels.

The recovery of a number of large high quality gemstone diamonds during the first quarter of 2001 contributed to the profitability of the project. Grasdrif has now yielded 15 diamonds each with a mass in excess of 10 carats, the largest being a diamond of 54.71 carats. These diamonds were recovered at various locations on the property. Reverse circulation drilling and selective bulk samples during the third and fourth quarter of 2001 will allow for the classification of the gravel at Grasdrif into Measured, Indicated or Inferred Mineral Resources. This classification would allow for the development of a mine plan that should yield consistent profitable results.

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

FINANCIAL RESULTS

                              Three Months    Three Months   Six Months     Six Months
                                  Ended          Ended          Ended         Ended
                              June 30, 2001  June 30, 2000  June 30, 2001  June 30, 2000
                              -------------  -------------  -------------  -------------

Diamond Sales                     $284,661       $932,829     $1,471,647     $1,441,923
Operating Profit/(Loss)          ($551,780)     ($132,859)     ($154,622)     ($549,216)
Net Profit/(Loss)                ($599,970)     ($252,307)     ($323,265)     ($789,698)
Earnings/(Loss) per Share           ($0.01)        ($0.01)        ($0.01)        ($0.02)

Although sales for the six months ending June 30, 2001 were consistent with the same period in 2000, the operating results were substantially improved. This was due primarily to a change in mining policy to selectively mine payable gravels and a restructuring of operations which resulted in a reduction in costs.

GENERAL AND ADMINISTRATIVE EXPENSES
         Management is continuing its efforts to streamline overhead costs and general and administrative expenses. The selling, general and administrative costs incurred during the first six months of 2001 was $634,786 as compared to $635,026 for the first six months of 2000. These amounts include certain non-recurring legal expenses amounting to $158,954 for the six months ended June 30, 2001 and $67,230 for the corresponding period in 2000. For the three months ended June 30, 2001, these expenses were $337,136 including non-recurring legal expenses of $123,699 as compared to $363,541 including non-recurring legal expenses of $40,591 for the first three months of 2000.

CURRENCY CONSIDERATION
         Our mining properties, mining properties under development, and mining equipment are all situated in the Republic of South Africa, where the currency is the Rand. Under current accounting pronouncements, the Company is required to translate the period end assets and liabilities of its South African subsidiary at the current exchange rate, while maintaining equity accounts at the exchange rate in place at the time of the original transaction. The resulting changes in the balance sheet accounts due to exchange rate fluctuation must be accumulated and accounted for in the equity section as foreign currency translation reserve. The translation of our property and equipment to reflect the Rand/US$ exchange rate of 8.2345 at June 30, 2001 caused most of the foreign currency translation adjustment of $417,796 for the six months ended June 30, 2001. The accumulated foreign currency translation adjustment reflected in the equity section of the balance sheet was $2,694,205 at June 30, 2001.

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

FORWARD-LOOKING STATEMENTS
         This report contains various forward-looking statements that are based on the Company's belief as well as assumptions made by and information currently available to the Company. When used in this report, the words 'believe', 'expect', 'anticipate', 'estimate', and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, that the Company only recently commenced mining operations at the Caerwinning Property, has not engaged in commercial mining operations at the Grasdrif Property, mining risks in general, political risks associated with the Company's operations in the Republic of South Africa, general economic conditions, currency fluctuations, and estimates of costs of production. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.


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

                                            Global Diamond Resources, Inc.
                                            (Registrant)


Dated:  August 9, 2001                      By:  /s/ JOHANN DE VILLIERS
                                               ------------------------
                                                  Johann de Villiers,
                                                  Chief Executive Officer
                                                    and Chief Financial Officer