Form 10QSB
period 2001-09-30
GLOBAL DIAMOND RESOURCES INC
filed 2001-11-14
CIK 1003076

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                                Yes [X]  No [ ]

         As of November 10, 2001, the Company had 59,863,678 shares of its $.0005 par value common stock issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION


                                                                            PAGE
                                                                            ----
ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheet at September 30, 2001 (Unaudited)........3
Condensed Consolidated Statements of Operations for the three months and nine months period ended September 30, 2001 and 2000 (Unaudited).......4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (Unaudited)..............................5
Notes to Condensed Consolidated Financial Statements (Unaudited)..............6

                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)


                                                                   September 30,
                         ASSETS                                        2001
                                                                   -------------

Current assets:
  Cash                                                             $    144,480
  Accounts receivable                                                     7,261
  Inventory                                                              25,591
                                                                   -------------

          Total current assets                                          177,332

 Deferred foreign tax asset                                           1,250,647

 Mining properties and equipment                                      3,278,565
                                                                   -------------

                                                                   $  4,706,544
                                                                   =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    669,543
  Accrued liabilities                                                   922,137
  Note payable                                                           54,323
                                                                   -------------

          Total current liabilities                                   1,646,003

Long-term debt                                                        3,000,000
                                                                   -------------

          Total liabilities                                           4,646,003
                                                                   -------------

Commitments and contingencies                                                --

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock, $0.0005 par value, 100,000,000 shares
    authorized, 59,263,678 shares issued and outstanding                 29,632
  Additional paid-in capital                                         15,384,675
  Accumulated deficit                                               (12,227,913)
   Unamortized stock award                                              (27,340)
  Accumulated other comprehensive income:
    Foreign currency translation adjustment                          (3,098,513)
                                                                   -------------

          Total stockholders' equity                                     60,541
                                                                   -------------

                                                                   $  4,706,544
                                                                   =============

See accompanying notes to consolidated financial statements.

                               GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                               Condensed Consolidated Statements of Operations
                                                 (Unaudited)

                                                THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                                   ENDED           ENDED           ENDED           ENDED
                                                SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                    2001            2000            2001            2000
                                                -------------   -------------   -------------   -------------
Diamond Sales                                   $     25,419    $    691,806    $  1,497,066    $  1,886,769

Production Expenses                                 (431,314)       (616,251)     (1,354,742)     (1,381,253)

Development and exploration expenses                      --        (261,101)             --        (792,464)
   Less diamonds recovered                                --         153,689              --         400,649
                                                -------------   -------------   -------------   -------------
      Net development and exploration expense             --        (107,412)             --        (391,815)

Royalty                                                 (163)        (34,591)        (18,218)        (94,339)

Selling, general and administrative expenses        (224,069)       (397,453)       (908,855)     (1,032,479)
                                                -------------   -------------   -------------   -------------

Operating loss                                      (630,127)       (463,901)       (784,749)     (1,013,117)
                                                -------------   -------------   -------------   -------------

Other
   Loss on sale of fixed assets                           --              --         (16,910)             --
   Interest expense, net                            (116,614)       (119,279)       (353,066)       (359,761)
                                                -------------   -------------   -------------   -------------

Loss before deferred foreign tax benefit            (746,741)       (583,180)     (1,154,725)     (1,372,878)

   Deferred foreign tax benefit                           --              --          88,804              --
                                                -------------   -------------   -------------   -------------

Net loss                                            (746,741)       (583,180)     (1,065,921)     (1,372,878)

    Other comprehensive loss -
      Foreign currency translation adjustment       (400,223)       (394,842)       (822,104)       (913,350)
                                                -------------   -------------   -------------   -------------

Comprehensive loss                              $ (1,146,964)   $   (978,022)   $ (1,888,025)   $ (2,286,228)
                                                =============   =============   =============   =============

Basic and diluted income (loss) per share       $       (.01)   $       (.01)   $       (.02)   $       (.03)
                                                =============   =============   =============   =============
Weighted average number of shares outstanding     54,562,243      48,686,678      53,640,293      47,455,539
                                                =============   =============   =============   =============

See accompanying notes to consolidated financial statements.

                                                     -4-

                   GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                          NINE MONTHS    NINE MONTHS
                                                             ENDED         ENDED
                                                         SEPTEMBER 30,  SEPTEMBER 30,
                                                             2001           2000
                                                         ------------   ------------
Cash flows from operating activities:

  Net income (loss)                                      $(1,065,921)   $(1,372,878)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                          370,725        375,643
      Amortization of stock award                              5,852             --
      Value of options issued for services                    50,000             --
      Loss on sale of assets                                  16,910             --
      Decrease (increase) in trade accounts receivable        (4,861)          (429)
      Decrease (increase) in prepaid expenses                  1,508             --
      (Increase) decrease in inventory                        46,692       (532,483)
      (Increase) in deferred foreign tax benefit             (88,804)            --
      Increase (decrease) in accounts payable                (60,464)       272,674
      Increase (decrease) in accrued liabilities             310,724        182,842
      Increase (decrease) in note payable                   (114,645)            --
                                                         ------------   ------------

     Net cash used in operating activities                  (532,284)    (1,074,631)
                                                         ------------   ------------

Cash flows used in investing activities:
     Proceeds from sale of assets                             21,812             --
     Additions to mining properties and equipment            (11,316)       (27,692)
                                                         ------------   ------------

     Net cash from (used) in investing activities             10,496        (27,692)
                                                         ------------   ------------

Cash flows provided by financing activities:
      Net proceeds from director's loan                           --         57,876
      Net proceeds from issuance of common shares            286,400        929,200
                                                         ------------   ------------

      Net cash provided by financing activities              286,400        987,076
                                                         ------------   ------------

Effects of exchange rates on cash                             (7,313)       (13,342)
                                                         ------------   ------------

Net decrease in cash and  cash equivalents                  (242,701)      (128,589)

Cash and cash equivalents, beginning of period               387,181        182,100
                                                         ------------   ------------

Cash and cash equivalents, end of period                 $   144,480    $    53,511
                                                         ============   ============

See accompanying notes to condensed consolidated financial statements

                                        -5-

                 GLOBAL DIAMOND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                               September 30, 2001


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

(2)      Mining Properties and Equipment

                                                             September 30, 2001
                                                             ------------------
         Mining property:
           Caerwinning deposit, at cost                        $   370,750
           Less accumulated amortization                           (92,052)
                                                               ------------
                                                                   278,698

            Grasdrif deposit, at cost                              828,927
             Less accumulated depreciation                        (111,681)
                                                               ------------
                                                                   717,246

         Mining equipment, at cost:                              3,170,651
           Less accumulated depreciation                          (891,543)
                                                               ------------
                                                                 2,279,108

         Office equipment, at cost:                                 49,197
           Less accumulated depreciation                           (45,684)
                                                               ------------
                                                                     3,513
                                                               ------------

                                                               $ 3,278,565
                                                               ============


(3)      Inventory consists primarily of diamonds on hand at September 30, 2001.

(4) Certain income statement accounts were reclassified in 2001 to reflect the change in our Grasdrif deposit from exploration to production effective at the beginning of the year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

BACKGROUND

         The Company is engaged in diamond exploration and mining. We have acquired the rights to two mining properties, the Grasdrif Deposit and the Caerwinning Deposit located in the Republic of South Africa.

         In the June quarterly report management reported that production would be expected to decline at both properties but more significantly at Caerwinning as a result of the reclassification of the resources. The decline in production led to further pressure on the company's already stretched cash resources. On September 5, 2001 Standard Bank of South Africa applied for and was granted a final order of liquidation of Global Diamond Resources (SA) (Pty) Ltd. for an outstanding amount of approximately $150,000. All operations ceased on September 5, 2001. The company is vigorously contesting the order on the grounds that it was never given an opportunity to respond to the court order. The major shareholders provided the funds to repay the amount owing to Standard Bank on September 7, 2001.

         Following the September 11, 2001 attack on New York and Washington the US Treasury Department froze the assets of one of the company's directors and major shareholders, Mr. Yassin Kadi. It is alleged that Mr. Kadi provided funds to terrorist organizations. Mr. Kadi denies the allegations and is actively taking legal action to clear his name and was granted the right to bring his case to the British High Court before the end of the year. Until the order is lifted Mr. Kadi's shares in the company will not be transferred to any other party.

         The shareholders, management and employees of the company all strongly and in the most emphatic way condemn terrorism and fully support the conviction and punishment of anyone found guilty of any acts of terrorism or the funding thereof, but believe in the well established legal principle that one is presumed innocent until proven guilty.

RESULTS OF OPERATIONS

CAERWINNING

         Our mining and exploration operations have been conducted on the T2 terrace at the Caerwinning property. The gravel at Caerwinning occurs in three distinct terraces, of which the oldest is located the furthest from the present riverbed. The terraces are named T1, T2 and T3 with T1 being the oldest. During the second quarter of 2001 we completed the mining of the T2 terrace. We have completed a drilling program covering the entire T1 terrace east of the main road. The results of this drilling program indicate that the T1 terrace contains
21.5 million tonnes of gravel as opposed to the T2 terrace, which contained 1.2 million tonnes of diamondiferous gravel. Reverse circulation drilling and selective bulk samples during the third and fourth quarter of 2001 will allow for the classification of the gravel on the T1 terrace into Measured, Indicated or Inferred Mineral Resources. This classification would allow for the development of a mine plan that should yield consistent profitable results.

 The following chart details production information for the three months ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000:

                                   Three Months         Three Months         Nine Months          Nine Months
                                      Ended                Ended                Ended                Ended
                                September 30, 2001   September 30, 2000   September 30, 2001   September 30, 2000
                                ------------------   ------------------   ------------------   ------------------
Number of tons treated                 44,747             161,639               170,612               421,637
Number of carats yielded                  139               1,377                 1,325                 4,155
Total $ Value of production*          $37,955            $508,982              $462,082            $1,699,349
Grade cpht                                .31                 .85                   .78                   .99
 $ Value per Carat                       $273                $370                  $349                  $409
Direct mining profit/(loss)         ($242,666)            $40,964             ($319,332)             $411,177

     * May not reflect actual sales value due to changing inventory levels, exchange rates and diamond pricing.

Tonnage throughput at Caerwinning during the quarter ended September 30, 2001 and the resulting diamond production were down from the first and second quarter of 2001. This is due to the completion of operations on the T2 terrace.

We expect to commence with the drilling of the two magnetic anomalies which were found at Caerwinning during the third and fourth quarters of 2001.

GRASDRIF

         Exploration and trial mining activities continued at the Grasdrif Deposit during the third quarter of 2001. The following chart details production information for the three months ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000:

                                   Three Months         Three Months        Nine Months        Nine Months
                                       Ended               Ended               Ended              Ended
                                   September 30,       September 30,       September 30,      September 30,
                                   -------------       -------------       --------------     -------------
                                        2001                2000                2001               2000
                                        ----                ----                ----               ----
Number of tons treated                  19,316              85,616              144,216            220,170
Number of carats yielded                   132                 152                  628                428
Total $ value of production*           $69,701            $183,605           $1,215,101           $418,297
Grade cpht                                 .68                 .18                  .44                .19
 $ Value per Carat                        $528              $1,211               $1,935               $976
Direct mining profit/(loss)          ($163,066)          ($107,412)            $443,438          ($391,815)

     * May not reflect actual sales value due to changing inventory levels, exchange rates and diamond pricing.

Grasdrif has yielded several diamonds with a mass in excess of 10 carats, the largest being a diamond of 54.71 carats. These diamonds were recovered at various locations on the property. Reverse circulation drilling and selective bulk samples during the third and fourth quarter of 2001 will allow for the classification of the gravel at Grasdrif into Measured, Indicated or Inferred Mineral Resources. This classification would allow for the development of a mine plan that should yield consistent profitable results.

MONTROSE

          As a result of the liquidation order regarding Global Diamond Resources (SA) (Pty) Ltd., and the shortage of cash resources the option over the Montrose property lapsed.

FINANCIAL RESULTS

                                Three Months       Three Months       Nine Months       Nine Months
                                    Ended             Ended              Ended             Ended
                                September 30,     September 30,      September 30,     September 30,
                                    2001              2000               2001              2000
                              ----------------- ----------------- ------------------ -----------------
Diamond Sales                         $25,419          $691,806         $1,497,066        $1,886,769
Operating Profit/(Loss)             ($630,127)        ($463,901)         ($784,749)      ($1,013,117)
Net Profit/(Loss)                   ($746,741)        ($583,180)       ($1,065,921)      ($1,372,878)
Earnings/(Loss) per Share              ($0.01)           ($0.01)            ($0.02)           ($0.03)

GENERAL AND ADMINISTRATIVE EXPENSES

         Management is continuing its efforts to streamline overhead costs and general and administrative expenses. The selling, general and administrative costs incurred during the first nine months of 2001 was $908,855 as compared to $1,032,479 for the first nine months of 2000. These amounts include certain non-recurring legal expenses amounting to $158,954 for the nine months ended September 30, 2001 and $79,900 for the corresponding period in 2000. For the three months ended September 30, 2001, general and administrative expenses were $224,069, which included no legal expenses, as compared to $397,453, which included non-recurring legal expenses of $12,669 for the three months ended September 30, 2000.

CURRENCY CONSIDERATION

         Our mining properties, mining properties under development, and mining equipment are all situated in the Republic of South Africa, where the currency is the Rand. Under current accounting pronouncements, the Company is required to translate the period end assets and liabilities of its South African subsidiary at the current exchange rate, while maintaining equity accounts at the exchange rate in place at the time of the original transaction. The resulting changes in the balance sheet accounts due to exchange rate fluctuation must be accumulated and accounted for in the equity section as foreign currency translation reserve. The translation of our property and equipment to reflect the Rand/US$ exchange rate of 9.0201 at September 30, 2001 caused most of the foreign currency translation adjustment of $822,104 for the nine months ended September 30, 2001. The accumulated foreign currency translation adjustment reflected in the equity section of the balance sheet was $3,098,513 at September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its activities to date through revenue derived from diamond sales, the sale of its equity and securities as well as short-term loan facilities.

         We believe that in the event of the liquidation order being set aside we will require additional working capital of approximately $1,500,000 to satisfy our working capital requirements for the next 12 months. The company's major shareholders have expressed their support for the company and have already contributed approximately $250,000 to this end. The increase in working capital would be required to repay all the outstanding creditors, other than interest due to IPCM, who as a major shareholder has indicated its support of the company by delaying demands for the payment of the interest due. Should any of the following events occur, additional working capital might be needed during the next 12 months. The events are:

a) the trial mining at the Grasdrif property returns to an operating loss or negative cash flow.
b)       Reclassification of resource costs exceed the operating budget.

         The Company's belief concerning its working capital requirements are based on certain assumptions concerning, among other things, the estimated grade of its processed ore, average price per carat, scale of mining operations, Rand-U.S. dollar exchange rate, and cost of production. If any of these assumptions prove incorrect, the Company may require further additional capital. Any such additional financing may require an additional pledge or mortgage of the Company's properties and/or any production there from. There is, of course, no assurance that satisfactory financing could be obtained. In addition to financing individual and available projects, the Company may also borrow funds from time to time for working capital and other general corporate purposes.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

                  Inapplicable.

Item 2.  Changes in Securities.
         ---------------------

                  During the third quarter of 2001, a private placement took place of 6,092,000 shares of common stock totaling $286,400. The following is a list of each transaction of $.0005 par value common stock:

         Date               Name              Number of Shares     Total Amount
         ----               ----              ----------------     ------------
       9-10-01     LIWA Diamond Company Ltd.     2,000,000           $100,000
       9-10-01     New Diamond Holdings Ltd.     2,000,000            100,000
       9-10-01     Buckmore Limited              2,080,000             85,905
       9-10-01     Roy Graf                         12,000                495


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

                                              Global Diamond Resources, Inc.
                                              (Registrant)


Dated:  November 14, 2001                     By:  /s/ JOHANN DE VILLIERS
                                                 -----------------------------
                                                   Johann de Villiers,
                                                   Chief Executive Officer
                                                   and Chief Financial Officer